Form 10QSB
period 1996-03-31
ESSENTIAL RESOURCES INC
filed 1996-05-17
CIK 881458

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                           FORM 10-QSB

[ ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 1996

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from ________ to ________

Commission File Number 33-55254


                    ESSENTIAL RESOURCES, INC.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)



            Nevada                               87-0485317
- -------------------------------         ----------------------------
(State or other jurisdiction of         (IRS Employer Identification
        incorporation)                              No.)



1800 East Sahara, Suite 107
Las Vegas, Nevada                                 89104
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (602) 483-8700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[ ] Yes   [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Outstanding as of
               Class                           March 31, 1996
- -------------------------------------        ------------------
 $.001 par value Class A Common Stock         1,495,196 Shares

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

BASIS OF PRESENTATION

General

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The nature of the operations for any interim period are not necessarily indicative of the results attainable in any full fiscal year.

Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 1996, include the accounts of the Company, (ERI), its wholly-owned subsidiaries Essential Nature Products Pty Limited (ENP) and Collage International Health Pty Limited (CIH), and its minority-owned (13.3%) subsidiary Queensland Essential Oils Limited (QEO). All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of QEO are presented as a reverse acquisition, similar to the pooling-of-interests method, because the Company has binding commitments to acquire a controlling interest in QEO subsequent to the date of these financial statements.

INCOME PER COMMON SHARE

Income per common share is computed using the weighted average number of common shares outstanding.

MARKETABLE SECURITIES

Marketable securities consist of warrants for 7% non-redeemable, non-cumulative, convertible, preferred shares in an Australian publicly-traded company. The Company intends to use them as a short-term investments to be converted to cash as required to meet current obligations. These securities are considered to be "trading securities" as defined in SFAS 115.

ACCOUNTS RECEIVABLE

Accounts receivable consist of trade accounts receivable of $512,350 and amounts to be recovered under the Australian Export Market Development Grant (EMDG) program $51,606.

INVENTORY

Inventory consists of raw materials, finished goods, and goods on consignment in retail outlets; and it is reported at the lower of cost or market value.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of equipment and fixtures used in the production and distribution of the Company's products. Depreciation is recognized over the estimated useful lives of three to ten years on a straight-line basis.

TRADE NAMES

The trade names were purchased by the Company in January of the current year, along with other assets used in the marketing subsidiary Collage International Health Pty Limited. The trade names are being amortized over 20 years, or over a shorter period of time where there is any reduction in their estimated earning capacity.

FORMULATIONS

The formulations relate to the planned expansion of the Company's Tea Tree Oil production and marketing activities. No amortization policy has yet been established, since the Company is still developing its marketing plan for those products. The formulations are shown at cost on the financial statements, and are supported by an independent appraisal as to their market value.

LONG-TERM RECEIVABLES

Long-term receivables consist of notes receivable from Bellcap Pty Limited, a private financial institution. The notes bear interest at 9.5% per year. Interest and principal payments are to be paid from the proceeds of loan agreements Bellcap has with individual growers operating farms on QEO's property in North Queensland. The notes mature June 30, 2011, but the Company expects full repayment within 7-9 years.

ORGANIZATION COSTS

Organization costs consist of consulting and other fees related to the start-up operations of the QEO and ENP subsidiaries. These costs are amortized over 60 months.

DEFERRED INCOME

Deferred income consists of management fees paid annually in advance by individual growers operating Tea Tree farms on QEO's property. The management fees are recognized in income as they are earned throughout the year.

MINORITY INTEREST

The minority interest consists of 86.7% of the net assets and earnings of Queensland Essential Oils Pty Limited. (See notes regarding principles of consolidation and pro-forma financial statements.)

PRO-FORMA FINANCIAL STATEMENTS

Description of Transaction: An agreement was reached on May 13, 1996, with the directors of QEO, whereby the Company (ERI) will acquire 50% of the outstanding shares of QEO, effective May 1, 1996, in a stock-for-stock transaction. This transaction results in ERI controlling 63.3% of QEO as of May 1, 1996.

Management Assumptions: The pro-forma consolidated balance sheet assumes that ERI owned 63.3% of QEO as of March 31, 1996. The consolidated statements of operations and cash flows assume that ERI owned 63.3% of QEO as of the beginning of each period presented.

Item 2. Management's discussion and analysis of financial condition and results of operations.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 and 1995.

No meaningful comparison as is possible since operations commenced in the current form on January 1, 1996.

NET SALES

Net Sales for the three months were $1,452,839 and were above expectations for the period after the acquisition of the assets generating these revenues.

Costs of sales were not unduly impacted by the fluctuating AUD$ exchange rate vis-a-vis the US$ exchange rate when recognizing that all manufacturing is undertaken in Australia with supply of raw material being purchased in both US$ and AUD$. Sales are expected to continue at their current levels, and only significantly increase as new products come to market.

OPERATING EXPENSES

Operating expenses were controlled contained during the post acquisition period. The Company's net earnings for the period reflect a rate of return on sales that, in the ordinary course of business, the Company has been able to be maintained.

Due to the recent acquisition and certain tax incentives available in Australia (available to the subsidiary operating companies) the provision for income tax has been reduced to $19,800.

PROFIT

The net earnings for the two principal entities were CIH $256,382 and QEO
$42,680.

In the case of CIH, this represented 27% of sales and should be able to be maintained during the coming periods, given existing economic conditions applying in the markets in which the Company operates.

QEO's profits will vary from quarter to quarter, because the harvesting of its crop currently occurs two times per year, and adverse climatic conditions may impact production of this agricultural crop.

Management Discussion

BUSINESS OVERVIEW

The Holding Company

Essential Resources, Inc. acts as the holding company for a number of separate entities. Its future is as a holding Company in the acquisition and management of entities associated with the manufacturing and marketing of human lifestyle products, together with environment-friendly industrial products.

The Company is structured into two divisions: a consumer products division, and an industrial products division.

Consumer Products Division

Within the consumer products division there are currently three separate entities: Collage International Health Pty Ltd., Essential Nature Products Pty Ltd., and Queensland Essential Oils Ltd.

Collage International Health Pty Ltd.

This entity was established to conduct the business operations acquired from Collage International Pty Ltd. in January, 1996.

Collage International Health markets a range of health related products, focusing on the Asian market place. These products are marketed under a number of brand names: Mother Nature, Natures, Green, Munda, Natures Nest, and MN. The current marketing is undertaken in Australia and internationally through Duty Free stores and other specialist tax free stores, as well as direct marketing via international airlines in-flight product catalogues and sales by the airline concerned. In addition, the Company has established distribution in New Zealand, Korea, Japan, Qatar, and the United States of America; and it is negotiating distribution agreements for other Asian countries.

Essential Nature Products Pty Ltd.

Essential Nature Products was created to house the various Melaleuca Alternifolia formulations acquired in January, 1996, and as a developer of new health and life style products.

These products form the nucleus of a new product range, which will be marketed through the existing distribution system of Collage International Health. Essential Nature Products has a research and development activity underway headed by Ms. Robin Kirby, a well-known and highly respected Naturopath, who has published a number of literary works in relation to health and well being.

Queensland Essential Oils Ltd.

The Company currently has an investment equivalent to approximately 13% of the capital of this unlisted Public Company. It is the intention of the Company to acquire majority control, if not total control of this particular entity. Subsequent to the balance sheet date, the Company has reached agreement with the directors of QEO to acquire an additional 50% of the outstanding shares of QEO, resulting in ownership of approximately 63% effective May 1,1996.

Queensland Essential Oils Ltd, with its subsidiaries, is a developer of Tea Tree Oil Plantations in the Northern Atherton Tablelands of Queensland, Australia and has commenced to develop a commercial Tea Tree growing plantation. In connection with this activity, Queensland Essential Oils has developed a Nursery capacity to produce 7,000,000 seedlings per year and is currently developing its steam distillation processing capacity for the production and processing of raw Tea Tree Oil.

Queensland Essential Oils Ltd and its subsidiaries will derive its income from management and corporation fees (for the management of Tea Tree plantations on behalf of other growers); occupation fees for the granting of rights to occupy and derive income to certain plantations; sale of seedlings; management and other fees in connection with the development of plantations on behalf of other growers; and the marketing of Tea Tree Oil on behalf of other growers.

INDUSTRIAL PRODUCTS DIVISION

At this stage the industrial products division has not commenced operations. However, it is anticipated that this activity will be commenced in July, 1996.

ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES
MARCH 31, 1996
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash                                               $     40,825
  Marketable securities                                   504,843
  Accounts receivable                                     563,956
  Inventory                                               562,894
  Prepaid Expenses                                         58,689
                                                      -----------
                             TOTAL CURRENT ASSETS       1,731,207

PROPERTY, PLANT, AND EQUIPMENT
  Plant and equipment                                     181,407
  Furniture and fixtures                                   55,568
  Transportation equipment                                  4,632
                                                      -----------
                                                          241,607
  Accumulated depreciation                                 (1,897)
                                                      -----------
                                                          239,710
OTHER ASSETS
  Trade names                                             390,273
  Formulations                                            800,000
  Long-term receivables                                 2,581,989
  Organization costs                                      213,718
                                                      -----------
                                                        5,956,897
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $    501,318
  Accrued expenses                                        230,730
  Deferred income                                         849,782
                                                      -----------
                                                        1,581,830

  MINORITY INTERESTS                                    1,420,143

SHAREHOLDERS' EQUITY
  Common stock par value $.001,
    25,000,000 shares authorized
    1,495,196 shares issued and
    outstanding                                             1,495
  Additional paid-in capital                            2,649,670
  Retained earnings                                       303,759
                                                      -----------
                       TOTAL SHAREHOLDERS' EQUITY       2,954,924
                                                      -----------
                                                        5,956,897
                                                      ===========

ESSENTIAL RESOURCES, INC. AND SUBSIDIARY
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                         1996        1995
                                                      ----------  --------
Sales                                                 $1,452,839  $      0
Cost of sales                                            605,136         0
                                                      ----------  --------
                                     GROSS PROFIT        847,703         0

Operating Expenses
 Sales and marketing                                     140,901         0
 General and administrative                              237,848         0
 Consulting - related parties                             39,210         0
 Depreciation                                              1,897         0
                                                      ----------  --------
                                                         419,856         0
                                                      ----------  --------
                                 OPERATING INCOME        427,847         0

Other Income (Expenses)
 Exchange rate adjustment                                 61,073         0
 Export Market Development Grant rebate                   51,606         0
                                                      ----------  --------
                                                         112,679         0
                                                      ----------  --------
 Earnings before income taxes                            540,526         0

Income taxes                                             (19,800)        0
                                                      ----------  --------
 Earnings before minority interest                       520,726         0

Minority interest adjustment                            (278,224)        0
                                                      ----------  --------
                                     NET EARNINGS        242,502         0
                                                      ==========  ========
EARNINGS PER COMMON SHARE
 Earnings before minority interest                           .37         0
 Minority interest in earnings                              (.20)        0
                                                      ----------  --------
                                     NET EARNINGS            .17         0
                                                      ==========  ========
Weighted average shares                                1,402,836     1,000
                                                      ==========  ========

ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                Additional
                           Common Stock          Paid-in     Retained
                        Shares     Amount        Capital     Earnings
                      ---------   --------     -----------  ----------
Balance at
December 31, 1994
Net earnings          1,000,000   $  1,000     $            $   (1,000)
                      ---------   --------     -----------  ----------

Balance at
December 31,1995      1,000,000      1,000                      (1,000)

Exchange stock for
 assets                 459,741        460       2,516,965
Exchange stock for
 shares of sub-
 sidiary                 35,455         35         132,705      62,257
Net earnings                                                   242,502
                      ---------   --------      ----------  ----------
                      1,495,196      1,495       2,649,670     303,759
                      =========   ========      ==========  ==========

ESSENTIAL RESOURCES, INC. AND SUBSIDIARY
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          1996        1995
                                                       ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                          $ 242,502   $    0
 Adjusting to reconcile net earnings
   to net cash provided by operating
   activities:
      Depreciation and amortization                       17,961        0
      Exchange rate adjustment                           (61,073)       0
      Minority interest adjustment                       278,224
      Changes in assets and liabilities:
        Accounts receivable                             (316,978)       0
        Inventory                                        200,424        0
        Prepaid expenses                                 (58,689)       0
        Accounts payable                                  66,082        0
        Accrued expenses                                  55,096        0
        Deferred income                                  (16,325)       0
                                                       ---------   ---------
                                TOTAL ADJUSTMENTS        164,722        0
                                                       ---------   ---------
Net cash provided by operating activities                407,224        0

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                  (108,272)       0
 Loan to private financial institution                  (503,341)       0
 Organization costs capitalized                           (2,370)       0
                                                       ---------   ---------
Net cash required for investing activities              (613,983)       0
                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of stock                             226,037        0
                                                       ---------   ---------
Net cash provided by financing activities                226,037        0
                                                       ---------   ---------
                             NET INCREASE IN CASH         19,278        0
                                                       =========   =========

ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES
MARCH 31, 1996
PRO-FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
CURRENT ASSETS
 Cash                                                 $   40,825
 Marketable securities                                   504,843
 Accounts receivable                                     563,956
 Inventory                                               562,894
 Prepaid Expenses                                         58,689
                                                      ----------
                             TOTAL CURRENT ASSETS      1,731,207

PROPERTY, PLANT, AND EQUIPMENT
 Plant and equipment                                     181,407
 Furniture and fixtures                                   55,568
 Transportation                                            4,632
                                                      ----------
                                                         241,607
 Accumulated depreciation                                 (1,897)
                                                      ----------
                                                         239,710
OTHER ASSETS
 Trade names                                             390,273
 Formulations                                            800,000
 Long-term receivables                                 2,581,989
 Organization costs                                      213,718
                                                      ----------
                                                       5,956,897
                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                     $  501,318
 Accrued expenses                                        230,730
 Deferred income                                         849,782
                                                      ----------
                                                       1,581,830

 MINORITY INTERESTS                                      601,145

SHAREHOLDERS' EQUITY
 Common stock par value $.001,
   25,000,000 shares authorized
   1,655,469 shares issued and
   outstanding                                             1,655
 Additional paid-in capital                            3,308,056
 Retained earnings                                       464,211
                                                      ----------
                       TOTAL SHAREHOLDERS' EQUITY      3,773,922
                                                      ----------
                                                       5,956,897
                                                      ==========

ESSENTIAL RESOURCES, INC. AND SUBSIDIARY
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                         1996       1995
                                                      ----------   ------
Sales                                                 $1,452,839   $    0
Cost of sales                                            605,136        0
                                                      ----------   ------
                                     GROSS PROFIT        847,703        0

Operating Expenses
 Sales and marketing                                     140,901        0
 General and administrative                              237,848        0
 Consulting - related parties                             39,210        0
 Depreciation                                              1,897        0
                                                      ----------   ------
                                                         419,856        0
                                                      ----------   ------
                                 OPERATING INCOME        427,847        0

Other Income (Expenses)
 Exchange rate adjustment                                 61,073        0
 EMDG rebate                                              51,606        0
                                                      ----------   ------
                                                         112,679        0
                                                      ----------   ------
 Earnings before income taxes                            540,526        0

Income taxes                                             (19,800)       0
                                                      ----------   ------
 Earnings before minority interest                       520,726        0

Minority interest adjustment                            (117,772)       0
                                                      ----------   ------
                                     NET EARNINGS        402,954        0
                                                      ==========   ======
EARNINGS PER COMMON SHARE
 Earnings before minority interest                           .31        0
 Minority interest in earnings                              (.07)       0
                                                      ----------   ------
                                     NET EARNINGS            .24        0
                                                      ==========   ======
Weighted average shares                                1,655,469    1,000
                                                      ==========   ======

ESSENTIAL RESOURCES, INC. AND SUBSIDIARY
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
PRO-FORMA CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         1996         1995
                                                       ---------     ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                          $ 402,954     $    0
 Adjusting to reconcile net earnings
   to net cash provided by operating
   activities:
      Depreciation and amortization                       17,961          0
      Exchange rate adjustment                           (61,073)         0
      Minority interest adjustment                       117,772
      Changes in assets and liabilities:
        Accounts receivable                             (316,978)         0
        Inventory                                        200,424          0
        Prepaid expenses                                 (58,689)         0
        Accounts payable                                  66,082          0
        Accrued expenses                                  55,096          0
        Deferred income                                  (16,325)         0
                                                       ---------     ------
                                TOTAL ADJUSTMENTS          4,270          0
                                                       ---------     ------
Net cash provided by operating activities                407,224          0

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                  (108,272)         0
 Loan to private financial institution                  (503,341)         0
 Organization costs capitalized                           (2,370)         0
                                                       ---------     ------
Net cash required for investing activities              (613,983)         0
                                                       ---------     ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of stock                             226,037          0
                                                       ---------     ------
Net cash provided by financing activities                226,037          0
                                                       ---------     ------
                             NET INCREASE IN CASH         19,278          0
                                                       =========     ======

ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES
PRO-FORMA CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

                                              Additional
                            Common Stock       Paid-in      Retained
                         Shares     Amount     Capital      Earnings
                       ---------    ------    ----------    ---------
Balance at
December 31, 1994
Net earnings           1,000,000    $1,000    $             $  (1,000)
                       ---------    ------    ----------    ---------
Balance at
December 31,1995       1,000,000     1,000                     (1,000)

Exchange stock for
 assets                  459,741       460     2,516,965
Exchange stock for
 shares of sub-
 sidiary                 195,728       195       791,091       62,257
Net earnings                                                  402,954
                       ---------    ------    ----------    ---------
                       1,655,469     1,655     3,308,056      464,211
                       =========    ======    ==========    =========

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

    None.

ITEM 2. CHANGES IN SECURITIES.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There have been no matters submitted to a vote of security holders for the period covered by this Report.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits

    None.

    Reports on Form 8-K - The Registrant filed a report on Form 8-K relating to an event occurring as of January 30, 1996.

                                  SIGNATURES
                                  ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ESSENTIAL RESOURCES, INC.

                        By: /s/ PHILLIP COOK
                            -------------------
                            Phillip Cook,
                            President, Chief
                            Executive and
                            Financial Officer

Dated: May 16, 1996