Form 10KSB
period 1996-06-30
ESSENTIAL RESOURCES INC
filed 1996-10-29
CIK 881458

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               -----------------
                                  FORM 10-KSB

(Mark One)

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended ______________ or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from January 1, 1996 to June 30, 1996

Commission File No. 33-55254

                           ESSENTIAL RESOURCES, INC.
             (Exact Name of Small Business Issuer in Its Charter)


          Nevada                                      87-0485317
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

412 Pleasant Valley Way, Suite 205, West Orange, New Jersey          07052
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:  (201) 669-2809

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                   Name of Each Exchange on Which Registered
___________________                   _________________________________________
___________________                   _________________________________________
___________________                   _________________________________________


        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                               (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes     No  X
                   ---    ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of the Regulation S-B contained in this Form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|

         The issuer's revenues for the transitional six-month fiscal year were $2,340,671.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of October 25, 1996 was $6,201,510.

         As of October 25, 1996, there were 2,258,884 shares of Common Stock, par value $.001 per share, outstanding.

         Certain exhibits listed in Part IV have been incorporated by reference. The index to exhibits appears on page 22.

                                    PART I

Item 1.  Business

General

                  Essential Resources, Inc., through its wholly-owned subsidiaries Collage International Health Pty Ltd. ("Collage International Health"), Essential Nature Products Pty Ltd. ("Essential Nature Products") and Essential Care USA, Inc. ("Essential Care USA") (collectively referred to hereinafter as the "Company"), develops, markets and distributes a wide variety of health, nutritional, beauty-aid and lifestyle products derived from the extracts and tissues of Asian-Pacific region plants, flowers and animals. The Company's products are sold primarily in Duty-Free and Specialty Tax-Free Stores in the countries of Australia, New Zealand, Korea, Japan, Egypt, Qatar in the Middle East and the United Kingdom under the trade names Mother Nature(TM), Nature's Nest, Nature's Green and Munda. Recently, the Company has expanded its marketing efforts to sell its products into additional geographic markets, specifically the United States and to other distribution channels including: chain drug stores, mass merchandisers, health, nutritional and specialty food stores. The Company also seeks to sell to additional Duty-Free and Specialty Tax-Free Stores in all countries in which such stores are located.

                  The Company commenced active business operations in January 1996, having formed Collage International Health, an Australian corporation, to acquire certain assets from Collage International Pty Ltd. ("Collage"), consisting of inventories, receivables, plant and equipment and trade names in exchange for the issuance of shares of the Company's common stock, $.001 par value (the "Common Stock"). In January 1996, the Company also formed Essential Nature Products, an Australian corporation, to formulate, market and distribute certain of its newly-developed products. In September 1996, the Company created Essential Care USA, a Nevada corporation, for the purpose of expanding the development, marketing, promotion and sales of the Company's products in the United States. Essential Nature Products also maintains an investment of 11.1% in Queensland Essential Oils Ltd., an Australian corporation ("Queensland Oils"), which grows, harvests and produces tea tree oil ("Tea Tree Oil") on
246.8 acres of leased land located in Queensland, Australia. Tea Tree Oil is an essential ingredient in certain of the Company's newly developed products.

                  The Company's strategy for continued growth incorporates the following key aspects: (i) the expansion of distribution through Duty-Free and Specialty Tax-Free Stores, as well as the airline market worldwide; (ii) broadening the Company's existing product line with complimentary and related products which add value to the retailer and provide marketplace differentiation; (iii) leveraging existing product lines by expanding distribution channels; (iv) utilizing advanced technology to enhance product quality and create marketplace advantages; (v) strategic raw material acquisitions through, among other things, management and ownership of Tea Tree Oil plantations; and (iv) recruiting talented, experienced executives, employees and consultants.

                  The Company was incorporated in the State of Nevada on March

14, 1990, under the name Altara International, Inc., which was renamed Zygon Corporation on July 25, 1995. In January 1996, the Company changed its name to Essential Resources, Inc. and changed its fiscal year end from December 31 to June 30. Its U.S. headquarters are currently located at 412 Pleasant Valley Way, Suite 205, West Orange, New Jersey 07052 and its U.S. telephone number is (201) 669-2809.

                  All dollar amounts referred to herein are in U.S. dollars and all share amounts reflect a two-for-one forward split of the Common Stock declared on August 26, 1996.

Products

                  All of the Company's current products are derived from bee-related, fish-oil and flower-oil related formulations. Bee-related products include (i) Royal Jelly, a specialized "food" produced in the glands of bees which contains amino acids, vitamins, minerals, enzymes and other organic elements; and (ii) Propolis Tincture, a beehive liquid product with antibacterial properties which is used to accelerate the healing of burns, wounds and skin infections. Fish-oil related products include (i) Squalene, a natural substance produced in the livers of deep sea sharks which is used in cosmetics to soften skin, reduce small facial wrinkles and as an antibacterial agent; (ii) EPA and DHA, two fatty acids derived from aquatic plants and the fish that feed off such plants which are used as dietary supplements to improve the functioning of human cells; and (iii) Omega-3 Fish Oils. The Company also sells Evening Primrose Oil, a flower-oil related product, used as a dietary supplement to relieve symptoms relating to prostaglandin deficiency, including pre-menstrual syndrome and to help in the healing of certain skin conditions.

                  Since January 1996, the Company, through its subsidiary Essential Nature Products, has also been developing more than 72 formulations for products utilizing Tea Tree Oil, an extract distilled from the Melaleuca alternifolia plant which the Company believes has antiseptic, antibacterial and antifungal properties. Tea Tree Oil is utilized in numerous consumer products including household, pharmaceutical, cosmetics, toiletries and veterinary and pet care products.

                  For the transitional six-month fiscal year ended June 30, 1996, substantially all of the Company's revenues were derived from the sale of bee-related products, primarily Royal Jelly. The Company anticipates that the number of products other than Royal Jelly sold by the Company, as a percentage of total sales, will increase in Fiscal 1997 as a result of the marketing of Tea Tree Oil products anticipated to commence in the Fall of 1996.

Bee-Related Products

         Royal Jelly

                  The Company markets a wide variety of Royal Jelly products in the Asian-Pacific region under the trade names Mother Nature(TM), Nature's

Nest, Nature's Green and Munda.

                  Royal Jelly is derived exclusively from the glands of worker bees; it may not be duplicated by any human chemical processes. Each worker bee has three glands: one which produces honey; another which converts honey into wax: and a third which manufactures a milk-like secretion called Royal Jelly (so named because it is the food of the Queen Bee throughout her life). For three days after bee larvae hatch from their eggs, they consume Royal Jelly. The egg which is to be the Queen Bee is placed in a large acorn-shaped cell, while the egg which is to be a worker bee is placed in a cell about one-fifth inch long. On the fourth day after hatching, the supply of Royal Jelly is cut off from the larvae in the worker bees' cells. They continue to be reared on a combination of pollen and nectar, while Royal Jelly is supplied to the Queen Bee's cells throughout the larval stage and then, her entire life. As a result of the steady diet of Royal Jelly, certain larvae which were initially identical to all others become Queen Bees. According to industry experts, the Queen Bee is much larger and heavier than the worker bee (the Queen Bee measures 17 millimeters and weighs 200 milligrams as compared to 12 millimeters and 125 milligrams for the worker bee). In addition, the Queen Bee has significantly greater reproduction capacity and life expectancy (depending on the season, the Queen Bee will lay from 2,000 to 2,400 eggs each day and will live four to five years as compared to the 40 to 50 day life span of the ordinary worker bee).

                  The Company believes, as do doctors and nutritionists who advocate the ingestion of Royal Jelly, that Royal Jelly is an exceptional nutritional supplement which can relieve stress, soothe digestive ailments, strengthen the liver, alleviate insomnia, eliminate fatigue and increase vitality. Its health-enhancing nutrients include pantothenic acid, a B-vitamin which acts as a stress reducer; plentiful amounts of vitamins B-1, B-2, B-3, B-6, B-12, biotin, folic acid and inositol; an ample supply of vitamins A, C, D and E; the minerals calcium, copper, iron, phosphorous, potassium, silicon and sulphur; acetylcholine, a compound required by nerve cells to function properly; protein in the form of eight essential amino acids required by humans (which are not manufactured by the body and can only be supplied by food); and antibiotic and antibacterial properties. Research demonstrating the nutritional effects upon humans who consume Royal Jelly has been noted in a number of international publications and journals, including the Journal of Agriculture Research, American Bee Journal and Proceedings of the XVII International Beekeeping Congress.

                  Royal Jelly is sold by the Company in a number of different product forms and strengths; including softgel capsules (ranging from 500 milligrams to 1500 milligrams); freeze-dried powder (ranging from 75 grams to 150 grams); fresh Royal Jelly (up to 1 kilogram); frozen Royal Jelly; and children's chewable "Koala Bear" tablets, as well as frozen Royal Jelly. The Company also sells Royal Jelly cosmetic products such as face and hand creams and lotions.

         Propolis Tincture


                  The Company markets and sells Propolis Tincture, a bee-related liquid antibiotic product which has been used as an antibiotic and stimulant of the immune system to reduce the occurrence and severity of colds, flu and throat infections. The Company believes that Propolis, which is derived from the beehive, boosts immune systems thereby increasing resistance to infection and illnesses and is a preventive supplement.

                  Propolis has also been recommended by practitioners of natural medicine to treat conditions such as sore and irritated throats, gum and teeth disorders, tonsillitis, colds, acne, skin irritations and gastrointestinal infections. The Company believes that the antibacterial properties of Propolis accelerate the healing of burns, wounds, broken bones and skin infections, and helps arthritis and rheumatism. Propolis Tincture is sold in 25 milliliter and 50 milliliter bottles under the trade name Mother Nature(TM).

Fish-Oil Products

         The Company's fish-oil related products consist of Squalene-based and Omega-3 based products.

         Squalene

                  Squalene is contained in deep-sea sharks, three species of which live off the southern sea of Australia. Deep-sea sharks produce Squalene in their livers which enable them to generate enough oxygen to overcome low temperature, lack of oxygen and poor visibility in the deep sea. Squalene is the mainspring of a shark's survival under a harsh and stressful deep-sea environment.

                  The human body contains 5% to 8% of the Squalene substance which helps to keep the skin moist and free of dryness. Insufficient Squalene can often lead to rough skin susceptible to aging and dryness. Squalene is used in cosmetic preparations to soften skin, reduce small facial wrinkles and as a bacteriocidal agent. The Company also believes that a few drops of Squalene applied to the skin will keep skin moist and wrinkle-free. Squalene has also been used for accelerating the healing of wounds.

                  The Company believes that Squalene is valuable in the prevention and treatment of arteriosclerosis and to improve the functioning of kidneys and liver. Squalene is a 100% unsaturated fatty acid, rich in Vitamins A and D, which the Company believes can lead to improved eyesight. It may also provide oxygen to the brain, thus improving memory capacity and may be a good nutrient for offsetting the strains of overwork and stress. Squalene is sold in 250 milligram and 1,000 milligram bottles under the Mother Nature(TM) brand name.


         EPA, DHA and Omega-3

                  Eicosapentaenoic acid ("EPA"), docosahexaeonoic acid ("DHA") and Omega-3 are fatty acids found in high concentrations in deep-sea fish such as salmon and mackerel. Such acids are part of a family of polyunsaturated fatty acids which also include linolic acid, linolenic acid and arachidic acid. The Company believes that these fatty acids reduce blood fat levels and protect against heart disease and stroke. Linolic acid and linolenic acid are required for normal growth and functioning of tissues. They cannot be produced in the body from other fatty acids, and they are therefore referred to as "essential fatty acids" in that they are necessary to the human diet.

                  The Company believes that these fatty acids are important to the structure of body cells and in the production of prostaglandins, hormone-like chemicals which control many body functions. Polyunsaturated fatty acids are also important molecules in the structure of cell walls (membranes) which help to regulate the movement of nutrients into the cells. The Company believes that fatty acids retard blood clotting, platelet aggregation and spasm of the arterial wall, and reduce blood cholesterol and triglycerides. EPA may also reduce the stiffness, pain and swelling of rheumatoid arthritis and relieve menstrual cramps. EPA and DHA are sold in tablet form under the trade names Mother Nature(TM) and Munda. Omega-3 is sold in 1000 milligram bottles under the trade names Mother Nature(TM) and Munda.

Evening Primrose Oil Product

                  Primrose Oil is a seed oil which is extracted from the Evening Primrose Flower and is a rich natural source of biologically active polyunsaturates. Evening Primrose Oil contains gamma-linoleic acid, a nutrient usually found in mother's milk, which may prevent or reduce pre-menstrual tension and lower cholesterol triglyceride levels and high blood pressure. Evening Primrose Oil may also be helpful in the treatment of acne, eczema, mild arthritis, hyperactive children and premature aging. Evening Primrose Oil is sold in 1000 milligram bottles under the trade names Mother Nature(TM) and Munda.

Tea Tree Oil Products

                  Essential Nature Products was formed by the Company in January 1996 to develop and market health, nutritional, beauty-aid and lifestyle products which contain Tea Tree Oil as their essential ingredient. Currently, Essential Nature Products is in the process of developing more than 72 different formulations, at least twelve of which are intended to be introduced to the international market in the Fall of 1996. Such products include hair care, deodorants, antifungal foot spray, body wash, soap and toothpaste, among others.

                  Tea Tree Oil is a common name for the therapeutic essential oil steam distilled from the foliage of Melaleuca alternifolia tree commonly known as "tea trees" which are found in abundance in the natural environment of the north coast of New South Wales, Australia, as well as in other parts of the Asian-Pacific region. The oil derived from tea trees is a complex naturally occurring mixture of oils historically believed to have effective antiseptic, antibacterial and antifungal properties. Tea Tree Oil is utilized in numerous consumer products including household products, pharmaceutical, cosmetics, toiletries and veterinary and pet care. All of the Company's Tea Tree Oil consumer products are intended to be marketed internationally under the Company's Australiana brand Munda.

                  Until the mid 1980's, supply of Tea Tree Oil was normally from trees harvested in their natural environment, but as demand for Tea Tree Oil expanded, plantations in the Asian-Pacific territories were specially developed to meet the demand for Tea Tree Oil products. The Company believes that a dramatic shortage exists for Tea Tree Oil since, according to industry sources, the current market for Tea Tree Oil may be in excess of 400,000 kilograms (400 metric tons) annually, compared to approximately 150,000 kilograms (150 metric tons) in 1994 and 4,000 kilograms (4 metric tons) in 1984.

Investment in Queensland Oils

                  In January 1996, the Company acquired from Tambruin Pty. Ltd., an Australian corporation ("Tambruin"), 390,000 shares of Queensland Oils (11.1% of the total number of outstanding shares of Queensland) in exchange for 70,910 shares of the Company's Common Stock.

                  Queensland Oils leases 246.8 acres from the Australian Melaleuca Estate located at Leadingham Creek Rd, Mutchilba in the far north of Queensland, Australia where trees producing Tea Tree Oil are grown. The Company has an oral agreement with Australian Melaleuca Estates to acquire such property and other assets for approximately $1,000,000, which agreement terminates in April 1997. Closing is subject to execution of an agreement satisfactory to the Company, delivery of clear title to the property and the securing of Australian Government Foreign Investment Review Board approval (Australian law prohibits ownership of land by foreign corporations without government approval). The Company does not currently possess sufficient funds for the purchase of these assets and is currently seeking equity and/or asset based financing to purchase the property. There can be no assurance that the Company will be able to obtain such funding.

                  In June 1996, the Company also entered into an oral agreement with Queensland Oils pursuant to which the Company provides plantation management and operational services for 13 months for an aggregate fee of $1,185,000. The Company has agreed to accept payment from the proceeds of the sale of Tea Tree Oil which will be received through August 1997. It is projected that the costs of plantation management and operational support will be approximately $680,000 for the 13 month period. The agreement also requires that the Company plant 150 acres of tea tree seedlings during the term of the contract.

New Product Strategy


                  In addition to the Company's current and proposed products, the Company is developing additional personal care products containing Tea Tree Oil, including topical ointments to soothe minor arthritis pain and relieve muscle soreness, first-aid topical gels, shampoos, conditioners, toothpastes, skin cleansers, acne creams, athlete's foot treatments and cold sore and burn creams. In addition, men's products such as conditioning shave gel, an after-shave balm and cologne are under development.

                  New products are being developed to meet the demands of customers in the Company's target markets. Providing these products meets the Company's current channels of distribution philosophy.

International Sales and Marketing

                  For the six month transitional year ended June 30, 1996, almost all of the Company's products were sold outside the United States and approximately 80% of such sales were made through the more than forty-five Duty-Free and Specialty Retail Tax-Free Stores which feature the Company's products. The remaining 20% of sales were of the Company's premium brand Mother Nature(TM) products which are featured in a number of airline magazines, including Qantas Airlines (Spirit Inflight Magazine), Korean Airlines (The Korean Air Inflight Magazine), Air New Zealand (Pacific Way Inflight Magazine) and Australia-Asian Airlines (Southern Sky Inflight Magazine) and are sold to airline passengers inflight as part of the airlines' on-board Duty-Free sales and product promotions. The Company's products are also advertised in a number of specialty tourist magazines.

                  The Company maintains sales offices in Sydney, Australia, New Zealand, Korea, the United States and the United Kingdom, directly or through independent sales agents. In addition the Company sells its products in Japan, Egypt and Qatar in the Middle East.

                  The Company employs five persons internally to market its products directly to the Duty-Free and Specialty Retail Tax-Free shops. The Company also employs independent sales agents who are paid on a commission basis based upon volume of sales, as well as independent sales distributors (particularly in Asia), who purchase products directly from the Company against letters of credit. As of the transitional six-month fiscal year ended June 30, 1996, approximately 50% of the Company's sales were made by its internal sales force. Additional distribution agreements with distributors and individual Duty-Free Store chains are also being negotiated for other countries in the Asian/Pacific and European regions. In addition, the Company is assisted in its sales and marketing efforts through an agreement between Essential Nature Products and Vines Investment Services ("Vines Investment"), a Hong Kong based corporation, pursuant to which Vines Investment provides services and advice pertaining to the marketing and sales of the Company's existing and proposed products.

                  The Company creates customized merchandising programs for the Duty-Free and Specialist Tax-Free Stores which sell its products consisting of point-of-purchase displays with selections of branded products in a variety of product categories. In this regard, the Company develops uniform packaging with branded product identification. The Company has found this approach to be particularly appealing to the buyers in such channels of distribution, who would otherwise need to work with multiple suppliers. This avoids an otherwise fragmented product presentation. This approach to "program sales" with packaging uniformity assists in the development of brand recognition that is an integral part of the Company's marketing and product development plan. The Company believes that brand name product recognition has resulted in significant opportunities for sales of related or complimentary products.

                  Seasonality of products is generally not a factor affecting the Company's sales, although certain of its products are derived from plants, flowers and trees whose harvest is dependent upon weather and other climatic conditions which may affect the yield of oil produced from a particular crop. The Company has endeavored to mitigate such risk by contracting to buy its oils from plantations in different regions with varying weather and climatic conditions and from farms and plantations with diverse plant stock and maturity levels. The Company believes that such variety in purchasing will provide levels of oil production within predictable and identifiable ranges.

Sales and Marketing - United States

                  The Company formed Essential Care USA in September 1996 to explore opportunities to expand the manufacturing, marketing and distribution of the Company's products in the United States. In connection therewith, Essential Care USA entered into an agreement with TDI Pharmaceutical Systems, Inc. ("TDI Pharmaceutical"), a New Jersey based sales and marketing company, for the development, manufacturing, marketing, promotion and distribution of the Company's products in the United States. The Company, through TDI Pharmaceutical anticipates that channels of distribution will include U.S. Duty-Free and Specialty Tax-Free Stores, chain drug stores, mass merchandisers, health, natural food and other beauty-aid and lifestyle specialty stores. TDI Pharmaceutical has also agreed to provide sales materials and promotional packages; explore opportunities to manufacture the Company's products and source raw materials in the United States; and develop promotional opportunities through, among other media, radio and television advertisements. The agreement with TDI Pharmaceutical terminates on March 1, 1997 and is automatically renewable for continuous six month periods thereafter, unless either party gives six months prior written notice of termination. In addition, Essential Care USA entered into a one-year sales and marketing agreement with BPM Marketing Services Group, Inc. ("BPM Marketing") for services relating to the marketing of certain of its products in Northeastern United States. Among other services performed, BPM Marketing assists the Company in developing, studying and evaluating sales and marketing proposals, pricing of products and assisting in discussions pertaining to marketing matters respecting the Company.

The Duty-Free and Specialty Tax-Free Industry

                  The Company currently sells its products in more than 45 Duty-Free and Specialty Tax-Free Stores, most of which are located in the Asian/Pacific region. Duty-Free goods are sold wherever international travel takes place: at airports; on international flights; on cruise lines; and at international land border crossings. Since its beginnings more than 50 years ago, the retailing of Duty-Free and Tax-Free goods has become increasingly sophisticated and is now an important source of income for airports, airlines and ferry operators, as well as a significant market for manufacturers and suppliers of Duty-Free and Tax-Free goods. Today, Duty-Free shops are found at virtually every international airport, border crossing, cruise line and airline.


                  According to the 1996-1997 Duty-Free Database and Directory published by Duty-Free News (the "Duty-Free Database"), sales by Duty-Free and Specialty Tax-Free stores in 1996 are expected to exceed $22.0 billion, an increase from $20.5 billion in 1995. Among the continents, the strongest region is Asian/Pacific which had sales of $6.25 billion in 1995, an increase of 18.7% over the prior year, adding almost $1.0 billion in sales. The Duty-Free Database also reported that the Asian/Pacific share of the world market in general grew from 29.3% to 30.5% in 1995.

                  Airports are the main beneficiaries of Duty-Free spending, which has had a significant influence on operational changes and investments in the airport industry. Airlines also benefit from in-flight Duty-Free sales. The continued growth of Duty-Free spending in airports and on airlines is generally believed to be based upon availability and accessibility; there is usually a higher degree of involvement by the airport landlord; and Duty-Free customers in airports and on airlines are a captive base for retailers. As a result, according to the Duty-Free Database, airports remained one of the largest Duty-Free distribution channels. Duty-Free sales in airports grew 12.8% in 1995 to $8.2 billion and its share of world Duty-Free sales was 40.1%.

                  Historically dominated by liquor, tobacco and fragrances, Duty-Free shopping has emerged as the global home of a wide variety of premium luxury goods and upscale products. They encompass liquor, cigarettes, cosmetics, confectioneries, electronics and jewelry. Virtually every major brand name is now available in Duty-Free stores.

                  Industry sources believe that the largest growth area in the airport product retailing sector is confectionery and luxury goods (including cosmetics), the categories which include the Company's products. The desire to purchase gifts and souvenirs by travellers has also stimulated the production of specialty packaged products in the Duty-Free and Specialty Tax-Free industry. Availability of Duty-Free products is constantly changing and is determined by the retail shop operator who matches his assortment to reflect the tastes of the passenger mix passing through his store. As new travel destinations are added and itineraries change, the assortment of products found within the Duty-Free shop change as well.


Customers

                  For the transitional six-month fiscal year ended June 30, 1996, one customer, Korean Airlines Limited, accounted for 21.6% of the Company's revenues. No other customer of the Company represented more than 10% of the total revenues.

Manufacturing and Raw Materials

                  The Company obtains its source of supply of Royal Jelly, Propolis Tincture, Squalene, EPA, DHA, Omega-3 Fish Oils and Evening Primrose Oil exclusively from within the Asian-Pacific region. The Company anticipates that it will obtain its source of supply of Tea Tree Oil from a number of independent sellers in the Asian-Pacific region, the largest of which, ANC Resources Pty Limited ("ANC"), has a contract to supply the Company with not less than 200,000 kilograms (200 metric tons) of Tea Tree Oil annually for a period of five years commencing October 1996. The contract is renewable at the option of the Company for an additional five year period. In addition, the Company has an 11.1% ownership interest in Queensland Oils, a producer of Tea Tree Oil located in North Queensland, Australia.

                  The Company ships its raw materials to contract manufacturers around the world who process and package the Company's products to its specifications. In the case of Royal Jelly capsules, the processed goods are shipped to the Company's 30,000 square foot manufacturing, warehouse and distribution facilities, located in Silverwater, Australia, a suburb of Sydney, where the Company's products are labelled and shipped to customers. These facilities have been approved by the Government of Australia under the Therapeutic Goods Administration Act as a facility suitable for the manufacture and repackaging of therapeutic goods. Quality control and inspection procedures are performed at the Company's facilities upon receipt of the goods. The Company's products are also tested through chemical analysis performed at independent testing laboratories to ensure compliance with the Company's standards and specifications. Products are manufactured on a fixed price basis. All export sales are sold in U.S. dollars in order to limit transaction risk relating to fluctuations in foreign currency.

                  Other than its contract with ANC, the Company does not have long-term agreements with any of the manufacturers or suppliers of its products. Therefore, any of these companies could terminate their relationships with the Company at any time. The Company believes that alternative manufacturing sources and suppliers could be located for all of its products should any termination occur, or in the event that the Company's requirements for products exceed the capacity of its current suppliers. As of the six-month transitional fiscal year ended June 30, 1996, none of the Company's manufacturers or suppliers produced more than 10% of the Company's products and the loss of any one supplier or manufacturer would not, the Company believes, have an adverse material effect upon its business operations. Nevertheless, there can be no assurance that such alternative sources will be available, or that the output from existing manufacturers will be sufficient to meet the Company's future demands for product, or, if available, that they will be provided on a cost-effective basis.

Competition

                  The health food, nutritional, beauty-aid and lifestyle product industries are extremely competitive both internationally and in the United States. The Company faces substantial competition in each of its product lines. The Company competes in a variety of segments within these product areas, including the categories of antiseptic, antibacterial and antifungal products, as well as the intensely competitive consumer product categories of shampoos, face scrubs and cleansers, cold sore creams, burn creams, toothpaste, hair care, deodorants, foot sprays, body washes, soaps, nutritional supplements and vitamins. Competitive factors include quality, price, style, name recognition and service. Although the Company believes that it can compete favorably in these areas, there can be no assurance thereof.

                  The Company will primarily compete in the sale of its products internationally and in the United States with pharmaceutical companies, beauty and health-aid companies, specialty retailers, mass merchandisers, chain drug stores, health food stores and supermarkets. Many of such companies have trademarked products known worldwide. In addition, a substantial number of the Company's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition and good will for their brand names. The Company also competes with companies which manufacture and distribute non-branded (generic) health, beauty-aid and lifestyle products. There can be no assurance that the Company will be able to successfully compete with these companies when marketing its products.

Governmental Regulation and Health Issues

                  Distribution and sales of the Company's products in Australia is regulated under the Australian Therapeutic Goods Act of 1989 (the "Therapeutic Act") and the Code of Good Wholesaling Practice for Therapeutic Goods for Human Use (the "Code of Therapeutic Goods"), which regulates wholesalers in the safe handling, storage and distribution of therapeutic products. Each of the Company's current products has received a "Certificate of Listing" from the Australian Therapeutic Goods Administration which grants listing in the Australian Register of Therapeutic Goods for approval of the sale of therapeutic goods. Similar laws exist in other countries in which the Company's products are sold. The Company believes that it is in compliance with all such regulations or qualifies for an exemption therefrom as a result of its compliance under Australian laws.

                  With respect to distribution of the Company's products in the United States, the processing, formulation, packaging, labeling and advertising of the Company's products will be subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), and the Consumer Product Safety Commission, among others. These activities will also be regulated by the Hatch-Harkin Dietary Supplement Health and Education Act of 1994 and by various agencies of the states and localities in which the Company's products will be sold. The Company believes that it will comply with these laws and regulations in all material respects. Federal and state regulations are designed to protect consumers, govern the promotion and advertising activities of the Company and other sellers of the Company's products.

                  Changes in laws and regulations internationally or in the United States could materially affect the Company and any costs of compliance associated with such laws and regulations. There can be no assurance that the Company can continue to comply with all such rules and regulations.

Trademarks

                  The Company depends upon the development of brand recognition for its current and proposed products. Currently, the Company utilizes the following trade names in the sale of its products: Mother Nature(TM), Nature's Nest, Nature's Green and Munda. The Company acquired its Mother Nature(TM) trademark from Collage which registered such trademark for protection in Australia in 1990 and New Zealand in 1992; registration is pending in Singapore, Japan, the United States, Canada, China and Taiwan. The Company has not yet applied for trademark protection for any of its other brand names, however, the Company intends to make such applications in the near future.

                  The Company believes that brand name identification differentiates the Company's products from its competitors and reflects the Company's marketing strategy of providing customers with high-quality, value-oriented products. There can be no assurance that any of the Company's trademarks will be registered or that if registered, such trademarks will not violate the proprietary rights of others, or that they would be upheld if challenged, or that the Company would, in such event, not be prevented from using such trademarks, any of which may have an adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial resources necessary to enforce or defend its rights in and to its trademarks. In the event that it became necessary to establish recognition of alternative trademarks, the costs of such development could be substantial.


Product Liability

                  The Company currently has an aggregate of $5,000,000 of product liability insurance for its current products with an umbrella policy up to $5,000,000. The Company intends to obtain additional product liability coverage for products to be manufactured and/or sold in the United States. There can be no assurance that the Company can obtain such additional coverage, or that its existing coverage will be sufficient to cover any liability resulting from any product liability claims, or that the Company would have funds available to pay any claims over the limit of its insurance. Either an underinsured or an uninsured claim could have a material adverse effect on the Company.

Employees

                  As of October 28, 1996, the Company had 30 full-time employees. Of such employees, three act in executive capacities, five are full-time sales and marketing personnel, two are customer service representatives and 20 are administrative and warehouse personnel. The Company also employs up to ten part-time employees in the production area on an as-needed basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with the employees to be good.


Item 2.  Properties

                  The Company leases approximately 30,000 square feet of manufacturing, warehouse, distribution and office space located in an industrial complex at 43 Egerton Street, Silverwater, New South Wales, Australia, a suburb of Sydney. The Company pays $2.50 per square foot, per annum, payable monthly, which amount increases by the lower of 5% or market rate each year. The lease expires August 14, 1999. The Company believes that such facilities are adequate for its needs for the foreseeable future.

                  The Company also subleases rent-free, on a month-to-month basis, approximately 150 square feet of office space for its U.S. headquarters located at 412 Pleasant Valley Way, Suite 205, West Orange, New Jersey 07052, pursuant to an oral agreement with Lancaster Consulting, Inc. ("LCI"), the Company's promotional, marketing and financial consulting firm. The Company is currently seeking an expanded location for its U.S. headquarters in the New York metropolitan area. See "Certain Relationships - Related Transactions."

                  The Company believes that its properties are adequate for current planned operations and that the properties are adequately covered by insurance. The Company also believes that other suitable facilities are available at competitive prices and terms.

Item 3.           Legal Proceedings

                  No proceedings to which the Company is a party, or to which any of its properties are subject, are pending, or are known to be contemplated, and the Company knows of no legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.           Submission of Matters to a Vote of Security Holders

                  During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to a vote of security holders.


                                    PART II

Item 5.           Market for the Common Equity and Related Stockholder Matters

                  As of October 25, 1996, the Company had 2,258,884 shares of Common Stock outstanding. The principal market for the Common Stock is the over-the-counter market on the Electronic Bulletin Board maintained by Nasdaq under the symbol ESRS (since January 16, 1996). The Company commenced trading on the Electronic Bulletin Board under the symbol ZYGN on May 24, 1995. The Company declared a two-for-one forward split of its Common Stock, which had a record date of August 26, 1996.

                  The following table sets forth the closing high and low bid prices for the Common Stock for each calendar quarter since May 24, 1995. The prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions. Such prices also reflect the Company's two-for-one forward split of its Common Stock. Quotations do not assume that the market for the Company's securities will be sustained.

                                   High              Low

For Fiscal Year Ending
June 30, 1997
First Quarter (to                  5-1/4             3-1/8
September 30, 1996

For the Fiscal Year Ending
June 30, 1996 (1)
First Quarter                      2-1/2             2
Second Quarter                     5-3/4             2-1/4
Third Quarter                      2-1/2             2-1/4
Fourth Quarter                     4                 2-1/2

For Fiscal Year Ending
December 30, 1995
First Quarter                      2                   3/4

(1) In January, 1996, the Company changed its fiscal year end from December 31 to June 30.

                  On October 25, 1996, the closing bid price for the Common Stock was $3.375 and there were 400 holders of record of the Common Stock.



                                DIVIDEND POLICY

                  The Company paid cash dividends on its Common Stock of $.025 per share for the quarters ended June 30, 1996 (paid July 15, 1996) and September 30, 1996 (to be paid October 30, 1996). The number of shares of Common Stock outstanding on June 30, 1996 and September 30, 1996 was 2,280,396 and 2,254,884, respectively. The number of shares outstanding reflects the Company's two-for-one forward stock split and any options/warrants issued and shares cancelled.

                  There can be no assurance that the Company will continue to pay dividends in the future. The Company may determine to retain any earnings to finance the growth of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation


General

                  The Company develops, markets and distributes a wide variety of health, nutritional, beauty-aid and lifestyle products derived from the extracts and tissues of Asian-Pacific region plants, flowers and animals. The Company's products are sold primarily in Duty-Free and Specialty Tax-Free Stores in the countries of Australia, New Zealand, Korea, Japan, Egypt, Qatar in the Middle East and the United Kingdom under the trade names Mother Nature,(TM) Nature's Nest, Nature's Green and Munda. Recently, the Company's marketing efforts have been expanded to sell its products into additional geographic markets, specifically the United States and to to other distribution channels including: chain drug stores, mass merchandisers, health, nutritional and specialty food stores. The Company also seeks to sell to additional Duty-Free and Specialty Tax-Free Stores in all countries in which such stores are located.

                  The Company commenced active business operations in January 1996, having completed a reverse merger with Zygon Corporation, a publicly-held company, and having acquired assets from Collage consisting of inventories, receivables, plant and equipment and trade names in exchange for the issuance of 448,148 shares of the Company's Common Stock. In January 1996, the Company also formed Essential Nature Products to formulate, market and distribute certain of its new products and to manage and operate Tea Tree Oil plantations. In September 1996, the Company created Essential Care USA for the purpose of expanding the development, manufacturing, marketing, promotion and sales of the Company's products in the United States. The Company also maintains an investment of 11.1% of Queensland Oils, a producer of Tea Tree Oil, an essential ingredient contained in certain of the Company's newly developed products.

                  The Company's strategy for continued growth incorporates the following key aspects: (i) the expansion of distribution through Duty-Free and Specialty Tax-Free Stores, as well as the airline market worldwide; (ii) broadening the existing product line with complimentary and related products which add value to the retailer and provide marketplace differentiation; (iii) leveraging existing product lines by expanding distribution channels; (iv) utilizing advanced technology to enhance product quality and create marketplace advantages; (v) strategic raw material acquisitions through, among other things, management and/or ownership of Tea Tree Oil plantations; and (vi) recruiting talented, experienced employees and consultants.


Results of Operations

         Effective January 1, 1996 the Company acquired certain assets of Collage in a transaction accounted for as a reverse acquisition. The following discussion and analysis of financial condition and results of operations are for the transitional six-month period ending June 30, 1996 ("Fiscal 1996") (post acquisition) combined with the period July 1, 1995 to December 31, 1995 (pre-acquisition), and then are compared to fiscal year ended June 30, 1995 ("Fiscal 1995").

Fiscal Year 1996 Compared to Fiscal Year 1995
(dollars in thousands)

                                     Fiscal Year 1996
                        ------------------------------------------------     Fiscal Year
                        Six               Six                                   1995
                        Months            Months            Combined         -------------
                        Ending            Ending            Year Ending      Year Ending
                        Dec. 31, 1995     June 30, 1996     June 30, 1996    June 30, 1995
                        -------------     -------------     -------------    -------------
Total Revenues             $1,456           $2,341            $3,797            $2,316

Total Cost of Revenues        478            1,083             1,561             1,169
                            -----            -----             -----             -----

Gross Profit                  978            1,258             2,236             1,146
                            -----            -----             -----             -----

Operating Expenses            800              871             1,671             1,109
                            -----            -----             -----             -----

Operating Income              178              387               565                36

Other Income/(Expenses)       (7)               76                69               (26)
                            -----            -----             -----            ------

Net Income Before Taxes       171              463               634                11

Income Taxes                   59              170               229                 4
                            -----            -----             -----             -----

Net Income                 $  112           $  293            $  405            $    7
                            =====            =====             =====             =====

                   Substantially all of the Company's sales in Fiscal 1996 were of its Royal Jelly products. The Company anticipates that this percentage will decrease as new products are introduced in fiscal 1997. Sales in Fiscal 1996 increased by approximately $1,481,000 (63.9%) as compared to Fiscal 1995, due to additional customers, in particular Korean Airlines, which accounted for $610,000 of such amount, and other new customers as a result of increased sales and marketing efforts.

                   Sales were made to the following geographic areas in Fiscal Year 1996:

                   Australia and New Zealand                  38.8%
                   Southeast Asia                             24.9%
                   Mid-Asia                                   17.8%
                   North Africa                                9.3%
                   Japan                                       8.2%
                   United Kingdom and Other                    1.0%
                                                             -----
                                                             100.0%
                                                             =====

                   Gross margin increased in Fiscal 1996 by approximately $1,090,000 (95.1%) due to an increase in sales and a decrease in the cost of goods as a percentage of sales. The gross margin percentage increased from

49.5% to 58.9%, due to a reduction in cost of raw materials and packaging. The Company anticipates additional cost reductions as a result of the termination of its purchasing contract with Collage which required the payment of a 10% procurement fee totalling $66,150 for the six month period ended June 30, 1996. The Company expects further cost reductions resulting from the planned packaging of certain of its products in the United States where packaging costs are significantly lower than Australia.

                   Selling, general and administrative expenses increased in Fiscal 1996 by approximately $562,000 (50.6%) as compared to Fiscal 1995, due to an increase in sales and marketing expenses of $674,000 to support additional sales and marketing, which was offset by a reduction in bad debt expense of $112,000. Bad debt expense was reduced to approximately $3,000 for Fiscal 1996 due to better management of accounts receivable collection. Sales and marketing expenses in Fiscal 1996 increased by approximately
$255,000 (33.5%) as compared to Fiscal 1995 and the Company anticipates that such expenses will continue to increase as the Company expends funds for advertising and promotion of new products and expanded promotion of its current products to broader markets and distribution channels.

                   The Company anticipates that selling, general and administrative expenses as a percentage of sales will increase over the first three quarters of fiscal 1997 as the Company employs additional staff and increases its data processing capabilities and other necessary infrastructure costs to support the growth of the Company. Such increase will also be due to the commencement of operations in the United States in September 1996, through Essential Care USA, a wholly-owned subsidiary of the Company. The Company expects to sustain charges of approximately $250,000 per quarter for fiscal 1997 in connection with promotion and marketing expenses associated with the introduction of the Company and its products in the United States. Such expenses will cause the results of operations to vary, on a quarter-by-quarter basis, to vary while the gross profits resulting from additional sales and marketing activity are realized to offset these increases in expenses. The Company will be striving to obtain cost savings by more efficient purchasing and manufacturing processes. In addition, the Company intends to invest approximately $75,000 in research and development on its new Tea Tree Oil products per quarter for fiscal 1997.


Queensland Essential Oils Ltd. Management Agreement

                   In June 1996, the Company entered into an oral agreement with
Queensland   Oils to provide plantation management  and operational services for
13 months for an aggregate fee of $1,185,000. The Company has agreed to accept payment from the proceeds of the sale of Tea Tree Oil which will be received through August 1997. It is projected that the costs of plantation management and operational support will be approximately $680,000 for the 13 month period. The agreement also requires that the Company plant 150 acres of Tea Tree seedlings during the term of the contract. The Company will recognize revenue from this transaction as the oil is sold.

Other Events

                   In January 1996, the Company entered into an agreement with Fame Decorator Agency Pty Ltd ("FDA") to acquire 66,125 shares of
Jeffries Industries Limited ("Jeffries Industries"), in consideration of the issuance of 180,422 shares of the Company's Common Stock. The understanding of the parties was that the Jeffries Industries shares were to be publicly tradeable on the Australian stock exchange. However, in the interim, Jeffries Industries filed for the Australian equivalent of bankruptcy reorganization, which, under Australian law, renders the shares of Jeffries Industries stock not publicly tradeable. Inasmuch as the agreement between the Company and FDA was to effectuate the exchange of the Company's shares for cash and such option became unavailable to the Company, the Company and FDA determined to rescind the agreement. Accordingly, in June 1996, the Company returned the Jeffries Industries shares to FDA and FDA returned the 180,422 shares of the Company's
Common Stock, which shares were cancelled.

                   In January 1996, the Company issued 290,912 shares of its Common Stock to Petra Bonita in exchange for the acquisition of assets consisting primarily of certain formulations (the "Asset Acquisition"). In June 1996, the Company and Petra Bonita agreed to rescind the Asset Acquisition because of a mutual misunderstanding between the Company and Petra Bonita based upon a lack of research and development of certain tea tree oil formulations by Petra Bonita believed by the Company to have been further developed at the time the Company acquired such formulations from Petra Bonita. Accordingly, Petra Bonita returned 290,912 shares of Common Stock to the Company, which shares were cancelled and the Company returned the assets to Petra Bonita.


Liquidity

                   For the transitional six-months ending June 30, 1996, the Company financed its operations primarily through profits from operations and from loans from related parties of $525,113. Net cash provided by operations for the transitional six-months ended June 30, 1996 was $216,949. Such funds were used for working capital of the Company. The affiliate loans bear interest from July 1, 1996 at the rate of 10% per annum and are payable either from the proceeds of an equity offering or at the discretion of the Board of Directors.

                   In accordance with the terms of the factoring arrangement, the Company receives 80% of eligible receivables upon presentation of invoice and the balance upon payment less interest charges payable to the factor.

                   It is the Company's intention to raise additional capital through debt and/or equity financing and to establish bank lines of credit to enable it to finance its growth and provide for working capital. There can be no assurance that the Company can raise additional capital or obtain working capital lines of credit. In the event the Company does not raise the additional capital or obtain working capital lines of credit it will modify its strategic plans to grow utilizing existing cash flow.

                   Subsequent to June 30, 1996, the Company borrowed an additional $284,000 from stockholders. In addition, in August 1996, LCI loaned the Company $150,000, which is repayable the sooner of the closing of any public or private debt or equity offering of the Company's securities or February 27, 1997. The loan bears interest at the rate of 10% per annum.

Export Market Development Grant

                   Collage International Health recorded $93,713 in income from an export trade incentive program offered by the Australian Government. This program offers approximately 50% of approved export expenses to exporters who qualify.

Item 7.            Financial Statements and Supplementary Data

                   The response to this Item is submitted as a separate section of this report commencing on page F-1.

Item 8.            Changes in Registrant's Certifying Accountant

                   On October 1, 1996, the Company, by action of the Board of Directors, dismissed Smith & Company from its engagement as the Company's principal accountant.

                   The report of Smith & Company on the Company's financial statements for the years ended December 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There had been no disagreement at any time during the engagement of Smith & Company through October 1, 1996, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Smith & Company's satisfaction, would have caused Smith & Company to make reference in connection with its reports to the subject matter of the disagreement.

                   On October 1, 1996, the Company appointed BDO Seidman LLP as its principal accountant to audit the Company's financial statements for the transitional six-months ended June 30, 1996.

                                   PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees


                   The directors, executive officers and key employees of the Company are as follows:

Name                 Age    Position
----                 ---    --------
Phillip Cook         42     Chief Executive Officer, President
                            Chairman of the Board and a Director

Harry J. Kobritz     48     Proposed Executive Vice President - Finance, Chief
                            Operating Officer and Chief Financial Officer

Thomas Gaines        57     Vice President - Australian/Asian Operations and a
                            Director

Raynor Goldsmith     54     Controller - Australian/Asian Operations and
                            Secretary

                   PHILLIP COOK has served as the Company's Chief Executive Officer, President, Chairman of the Board of Directors and a director since January 1996. From 1988 until January 1996 Mr. Cook has operated a number of multi-national companies specializing in the marketing of products in the Asian/Pacific region. He was also a director of several Australian public companies. During that time he also served as a business consultant specializing in the reorganization of small industrial companies. Mr. Cook currently serves as an officer and director of the following Australian corporations: Evencall Pty Ltd. and Marter Australia Pty Ltd., which are family-owned corporations.

                   HARRY J. KOBRITZ has acted as a consultant to the Company on certain financial and operating matters since October 1, 1996 and has agreed to serve as its Executive Vice President--Finance, Chief Operating Officer and Chief Financial Officer commencing January 2, 1997. Prior to joining the Company as a consultant, Mr. Kobritz was the Executive Vice President and Chief Operating Officer of Charivari Holding Corp. from August 1994 to August 1996, a specialty apparel retail chain and wholesale company. From April 1993 to July 1994, Mr. Kobritz was Vice President - Finance for Cutlery World Inc., a national specialty retail chain selling gifts and cutlery. Prior to April 1993, Mr. Kobritz was a Vice President for Valufinder Group, Inc., a boutique investment banking firm specializing in mergers and acquisitions. Mr. Kobritz is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

                   THOMAS GAINES has served as Vice President -
Australian/Asian Operations since July 1, 1996 and as a director since January 1996. Prior to such time, he was employed with Human Resources Consulting in the field of senior management, human resources and project management. Mr. Gaines has received a BA, MBA and LLB degrees.

                   RAYNOR GOLDSMITH has served as Controller - Australian/Asian Operations since July 1996. Prior to joining the Company, Mr. Goldsmith was the Controller for Plutonic Resources Limited, a gold mining company, from December 1993 to June 1996. From October 1991 to December 1993, he was an independent financial consultant specializing in accounting, tax and installation of computerized accounting systems.

                   Directors of the Company are elected for one year terms or until their successors are elected, and officers serve at the pleasure of the Board of Directors.

Key Employees

Name               Age              Position
----               ---              --------
Marc Higgins       28               Sales Manager - Collage International Health

Lindsay Morgan     49               Production and Manufacturing Manager

                   MARC HIGGINS, has been Sales Manager of Collage from 1988 until December 31, 1995 and has been Sales Manager of Collage International Health since January 1, 1996.

                   LINDSAY MORGAN has been employed at Collage International Health since October 1994, where he is the Production and Manufacturing Manager. Prior to his employment with Collage International Health, Mr. Morgan was employed for ten years with Beckman Instruments in Australia, a subsidiary of

Beckman, an American Clinical Diagnostic Company. Mr. Morgan received a Bachelor of Applied Sciences degree, having majored in the Chemistry of Drugs.

Item 10.           Executive Compensation

                   The Company did not pay any cash compensation to its Chief Executive Officer or to any executive officer in excess of $100,000 for the year ended June 30, 1996.

===================================================================================================================================
                                         Annual Compensation                            Long-Term Compensation
                          --------------------------------------------------------------------------------------------------
                                                                                        Awards              Payouts
                                                                            ------------------------------  -------
                                                                                            Securities
                                                             Other                          Underly-
                                                             Annual         Restricted      ing                            All Other
Name and                                                     Compen         Stock           Options/         LTIP          Compen-
Principal       Year        Salary(1)       Bonus(1)         -sation        Award(s)        SARS             Payouts       sation
Position                    ($)             ($)              ($)            ($)             (#)              ($)           ($)
(a)             (b)         (c)             (d)              (e)            (f)             (g)              (h)           (i)
-----------------------------------------------------------------------------------------------------------------------------------
Phillip Cook   1996         -0-             -0-              ____(1)       ____          2,000,000            -              -
Chief
Executive
Officer


(1) The Company did not issue any bonuses, stock appreciation rights or long term incentive plan payouts to the individual named in the Summary Compensation Table for the transitional six-month fiscal year ended June 30, 1996


                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
---------------------------------------------------------------------------------------------------
                                           Percent of
                      Number of            Total
                      Securities           Options/SARs          Exercise
                      underlying           Granted to            of Base
                      option/SARs          Employees in          Price            Expiration
    Name              Granted (#)          Fiscal Year            ($/Sh)            Date
    (a)                  (b)                  (c)                   (d)              (e)
---------------------------------------------------------------------------------------------------
Phillip Cook,           2,000,000           63.4%                 $2.50             3/31/06
Chief
Executive
Officer









Employment and Related Agreements

          As of June 30, 1996, the Company had not entered into any written employment agreements with any of its employees. Subsequent to June 30, 1996, the Company intends to enter into written employment contracts with Messrs.
Cook, Kobritz and Gaines.

Stock Option Plan

          In April 1996, the Company created The Essential Resources, Inc.
Stock Option Plan (the "Stock Option Plan") which provides for the issuance of up to 3,850,000 shares of Common Stock upon exercise of incentive and non-qualified stock options and is intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended ("Code").

          The Stock Option Plan may be administered by the Board of Directors or by a stock option committee of the Board of Directors (the "Committee").
Stock options are granted under the Stock Option Plan to employees generally on the basis of the recipient's responsibilities and the achievement of performance objectives. Subject to the limitations set forth in the Stock Option Plan, the Board or the Committee has the authority to determine when the options may be exercised and vest. Under the Stock Option Plan, the per share exercise price for incentive stock options may not be less than 100% of the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the per share exercise price must be at least 110% of the fair market value on the date of grant and the term may not be longer than five years. As of October 21, 1996, the Company had issued the following options to current and proposed executive officers:

                                      Number         Exercise    Expiration
Name                                of Options         Price        Date
----                                ----------       --------    ----------
Phillip Cook
  Chief Executive Officer           2,000,000          $2.50     March 31, 2001

Harry J. Kobritz                      350,000          $3.25     October 7, 2001
 Proposed Executive
 Vice President, Chief
 Operating Officer and
 Chief Financial Officer

Thomas Gaines                         350,000          $2.62     July 9, 2001
 Vice President - Australian/
 Asian Operations


                   The Company's Certificate of Incorporation and Bylaws also provide for indemnification of all officers and directors of the Company to the fullest extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.






Item 11.      Security Ownership of Certain Beneficial Owners and Management

                  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of October 25, 1996, by
(i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Name and Address                   Number of                 Percentage
of Shareholder                    Shares Owned          Beneficially Owned (1)
----------------                  ------------          ----------------------
Phillip Cook (2)(3)               2,259,666                    53.1%

Thomas Gaines (2)(4)                350,000                    13.4%

Raynor Goldsmith (2)                  - 0 -                        -

Petra Bonita Limited                227,358                    10.1%
16F on Hing Building
1 on Hing Terrace
Central Hong Kong

All officers and
 directors as a group
 (3 persons) (3)(4)               2,609,666                    56.6%

-------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of outstanding preferred stock, or subject to options, or warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.


(2) The address for all such individuals is c/o Essential Resources, Inc., 412 Pleasant Valley Way, Suite 205, West Orange, New Jersey 07052.

(3) Represents (i) 129,833 shares held by Mr. Cook and 129,833 shares held by his wife, of which he disclaims beneficial ownership; and (ii) options to purchase 2,000,000 shares of Common Stock, granted pursuant to the Stock Option Plan, all of which are immediately exercisable until March 31, 2001, at a price of $2.50 per share. See "Executive
         Compensation - Stock Option Plan."

(4) Represents shares underlying options to purchase 350,000 shares of Common Stock granted in July 1996 pursuant to the Stock Option Plan, all of which are immediately exercisable until July 9, 2001, at a price of $2.62 per share. See "Executive Compensation - Stock Option
         Plan."






Item 12.          Certain Relationships and Related Transactions

                  The Company commenced active operations in January 1996 at which time it (i) merged with Zygon Corporation, a publicly-held company and
(ii) acquired assets consisting of inventories, receivables, plant equipment and trade names from Collage in consideration of the issuance of 448,148 shares of Common Stock. In June 1996, Collage agreed to transfer 238,662 of such shares to the Company in consideration of the Company's assumption of payment of certain trade payables of Collage totalling approximately $480,000. In addition, in July 1996, Collage pledged the balance of 185,338 shares of the Company's Common Stock as security for monies owed by Collage to the Company for purchases of goods totalling $488,000. Under the agreement between Collage and the Company, the Company is entitled to 1/7 of the 185,338 shares pledged each month commencing September 1, 1996, for each month in which Collage fails to pay the Company for the indebtedness. Collage failed to pay the Company on September 1, 1996 and October 1, 1996, and accordingly, the Company is entitled to 52,954 of such shares to date.

                  In January 1996, the Company acquired 390,000 shares of
Queensland Oils (11.1% of the total number of shares outstanding of Queensland
Oils), from Tambruin in consideration of the issuance of 70,910 shares of Common Stock. In June 1996, the Company entered into a management agreement with Queensland Oils pursuant to which the Company provides plantation management and operational support services for 13 months commencing June 1996.
The aggregate fees to be earned by the Company under the terms of the contract is $1,185,000. It is projected that the costs of plantation management and operational support will be approximately $680,000. The Company has agreed to accept payment from the proceeds of the sale of Tea Tree Oil produced. The agreement also provides for the Company to manage, operate and plant Tea Tree seedlings on 150 acres by June 30, 1997.


                  In January 1996, the Company entered into an agreement with FDA to acquire 66,125 shares of Jeffries Industries in consideration of the issuance of 180,422 shares of the Company's Common Stock. The understanding of the parties was that the Jeffries Industries shares were to be publicly tradeable on the Australian stock exchange. However, in the interim, Jeffries
Industries filed for the Australian equivalent of bankruptcy reorganization, which, under Australian law, renders the shares of Jeffries Industries, not publicly tradeable. Inasmuch as the agreement between the Company and FDA was to effectuate the exchange of the Company's shares for cash and such option became unavailable to the Company, the Company and FDA determined to rescind the agreement. Accordingly, in June 1995, the Company returned the Jeffries
Industries shares to FDA and FDA returned the 180,422 shares of the Company's
Common Stock, which shares were cancelled.

                  In January 1996, the Company issued 290,912 shares of its Common Stock to Petra Bonita in exchange for the acquisition of certain assets (the "Asset Acquisition"). In June 1996, the Company and Petra
Bonita agreed to rescind the Asset Acquisition because of a mutual misunderstanding between the Company and Petra Bonita based upon a lack of research and development of certain tea tree oil formulations by Petra Bonita believed by the Company to have been further developed at the time the Company acquired such formulations from Petra Bonita. Accordingly, Petra Bonita returned 290,912 shares of Common Stock to the Company, which shares were cancelled and the Company returned the assets to Petra Bonita.

                  In July 1996, the Company entered into a one year financial consulting agreement with LCI. The Company also leases executive office space, rent-free for its U.S. headquarters pursuant to an oral month-to-month sublease with Lancaster. Under the consulting agreement, LCI provides services and advice pertaining to potential merger and acquisitions for the Company and other business affairs of the Company, particularly transactions arising in the United States. In this regard, LCI assists the Company in developing, studying and evaluating merger and acquisition proposals and in negotiations and discussions pertaining to potential acquisitions. LCI will receive
$12,500 per month until July 31, 1997 for such services. In addition, the Company and LCI entered into a 12 month promotional and marketing agreement for an aggregate fee of approximately $370,000, of which $270,000 was paid prior to June 30, 1996. The services to be provided by whereby LCI are to secure distributors of the Company's products; obtain bulk distributors of Tea Tree Oil; promote the Company's products to industry groups; and develop marketing opportunities for Tea Tree Oil commencing July 1, 1996 to August
31, 1997. In August 1996, LCI loaned the Company $150,000, which is repayable the sooner of the closing of any public or private debt or equity offering of the Company's securities or February 27, 1997. The loan bears interest at the rate of 10% per annum. In consideration of the loan, the Company granted LCI warrants to purchase 150,000 shares of Common Stock at a price equal to the price of any warrants issued in connection with any public offering. In the event of Mr. Cook's death while the loan is outstanding, LCI is entitled to appoint two designees to the Board of Directors.

                  During the six months ended June 30, 1996, the Company received a loan from a stockholder of $179,364. In addition, two companies related to members of the family of the Company's Chief Executive Officer loaned
$184,760 and $160,989, respectively. Each of such loans are repayable from the proceeds of any equity offering or, earlier, at the discretion of the Board of Directors. The loans bear interest at 10% per annum.

Item 13.          Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).



Exhibit
Nos.       Description
3a        Certificate of Incorporation, as amended(1)

3b        By-laws(1)

4         Form of Common Stock Certificate(1)

10a       Agreement between the Company and Collage International Pty Limited(2)

10b       Stock Purchase Agreement between the Company and Fame Decorator Agencies
          Pty Limited(2)

10c       Stock Purchase Agreement between the Company and Tambruin Pty Limited(2)

10d       Asset Purchase Agreement between the Company and Petra Bonita Limited(2)

10e       Rescission Agreement between the Company and Petra Bonita Limited(1)

10f       Rescission Agreement between the Company and Fame Decorator Agencies Pty
          Limited(1)

10g       Supply Agreement between ANC and Collage International Pty Limited(1)

10h       Stock Option Plan(3)

10n       Lease - Collage(1)

-----------------

(1)   Filed herewith.

(2) Incorporated by reference to Essential Resources, Inc. Report on Form 8-K filed January 30, 1996.

(3) Incorporated by reference to Essential Resources, Inc. Registration Statement on Form S-8 filed August 2, 1996.

(b)     Reports on Form 8-K.
        Form 8-K filed on October 4, 1996.

Item 24.   List of Subsidiaries

Name of Subsidiary                          Place of Incorporation

Essential Nature Products Pty Ltd.          New South Wales, Australia

Collage International Health Pty Ltd.       New South Wales, Australia

Essential Care USA, Inc.                    Nevada

Winegums Pty Ltd.                           New South Wales, Australia
                                            (presently non-operating)

Nature's Green Health Products              New South Wales, Australia
  (Australia) Pty Limited                   (presently non-operating)

                           Essential Resources, Inc.
                                and Subsidiaries




                                             Consolidated Financial Statements
                                                Six Months Ended June 30, 1996

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                                           Contents



Report of independent certified public accountants              F-3

Consolidated financial statements:
   Balance sheet                                                F-4
   Statement of operations                                      F-5
   Statement of stockholders' equity                            F-6
   Statement of cash flows                                      F-7
   Summary of accounting policies                        F-8 - F-11
   Notes to consolidated financial statements           F-12 - F-20

Report of Independent Certified Public Accountants


Essential Resources, Inc.
West Orange, New Jersey

We have audited the accompanying consolidated balance sheet of Essential Resources, Inc. and subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essential Resources, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the six months then ended in conformity with generally accepted accounting principles.



BDO Seidman, LLP



New York, New York

October 15, 1996

                                                   Essential Resources, Inc.
                                                            and Subsidiaries

                                                  Consolidated Balance Sheet



June 30, 1996
-----------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                                         $   218,195
   Receivables from factors (Note 1)                                                 73,601
   Accounts receivable                                                              148,496
   Inventories (Note 2)                                                             329,597
   Prepaid expenses (Note 6(d))                                                     456,608
   Deferred plantation management costs (Note 9(c))                                  62,299
   Other current assets                                                              94,237
-----------------------------------------------------------------------------------------------
        Total current assets                                                      1,383,033
Property, plant and equipment, at cost less accumulated depreciation (Note 3)        76,291
Investment in Queensland Essential Oils Limited (Note 4)                           133,250
Other assets                                                                         62,813
-----------------------------------------------------------------------------------------------
                                                                                 $1,655,387
-----------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accruals and other                                         $   477,152
   Income taxes payable                                                              91,000
   Loans payable to related parties (Note 9(a))                                     525,113
   Dividends payable (Note 5)                                                        52,376
   Deferred income taxes (Note 11)                                                   79,000
-----------------------------------------------------------------------------------------------
        Total current liabilities                                                 1,224,641
Accounts payable, long-term (Note 9(b))                                              98,680
-----------------------------------------------------------------------------------------------
        Total liabilities                                                         1,323,321
-----------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 4, 6 and 7(c))
Stockholders' equity (Notes 5, 7 and 8):
   Common stock, $.001 par value - shares authorized 25,000,000; issued
      2,519,058                                                                       2,519
   Additional paid-in capital                                                       863,960
   Retained earnings                                                                370,182
   Foreign currency translation adjustment                                           63,778
   Receivable from Collage (Note 9(b))                                             (488,548)
-----------------------------------------------------------------------------------------------
                                                                                    811,891

   Less:   Treasury stock, 238,662 shares at cost (Note 9(b))                      (479,825)
-----------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  332,066
-----------------------------------------------------------------------------------------------
                                                                                 $1,655,387
-----------------------------------------------------------------------------------------------

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                           Essential Resources, Inc.
                               and Subsidiaries

                     Consolidated Statement of Operations



Six months ended June 30, 1996
------------------------------------------------------------------------
Sales (Note 10)                                           $2,340,671
Cost of sales                                              1,082,687
------------------------------------------------------------------------
        Gross profit                                       1,257,984
------------------------------------------------------------------------
Operating expenses:
   Selling, general and administrative (Note 9(f))           847,997
   Depreciation                                               22,737
------------------------------------------------------------------------
        Total operating expenses                             870,734
------------------------------------------------------------------------
        Operating income                                     387,250
Other income (expense):
   Export grant                                               93,713
   Gain on foreign currency transactions                       6,954
   Interest expense                                          (24,721)
------------------------------------------------------------------------
        Net income before income taxes                       463,196
Income taxes (Note 11)                                       170,000
------------------------------------------------------------------------
Net income                                               $   293,196
------------------------------------------------------------------------
Earnings per common share - primary and fully
  diluted (post-split)                                   $       .10
------------------------------------------------------------------------
Weighted average common shares outstanding (post-split)    2,479,280
Weighted Common stock equivalents outstanding (options)
  (post-split)                                               771,961
------------------------------------------------------------------------
Weighted average common shares outstanding and weighted
  common stock equivalents outstanding (post-split)        3,251,241
------------------------------------------------------------------------

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                 Consolidated Statement of Stockholders' Equity



Six months ended June 30, 1996
----------------------------------------------------------------------------------------------------------------------------------



                                                                               Foreign
                                        Common stock     Additional Retained   currency     Receivable               Total
                                      -----------------  paid-in    earnings  translation     from      Treasury   stockholders'
                                      Shares     Amount  capital    (deficit) adjustment     Collage      stock     equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996            448,148      $  448  $729,512   $129,362   $ 3,363    $             $           $ 862,685
Reorganization                    2,000,000       2,000    (2,000)         -         -            -             -           -
Issuance of shares (Note 4)          70,910          71   136,448          -         -            -             -     136,519
Net income for the period                 -           -         -    293,196         -            -             -     293,196
Dividends (Note 5)                        -           -         -    (52,376)        -            -             -     (52,376)
Foreign currency translation
   adjustment                             -           -         -          -    60,415            -             -      60,415
Receivable from Collage                   -           -         -          -         -     (488,548)            -    (488,548)
-------------------------------------------------------------------------------------------------------------------------------
                                  2,519,058       2,519   863,960    370,182    63,778     (488,548)            -     811,891
Purchase of treasury stock                -           -         -          -         -            -      (479,825)   (479,825)
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996            2,519,058      $2,519  $863,960   $370,182   $63,778    $(488,548)    $(479,825)   $332,066
-------------------------------------------------------------------------------------------------------------------------------

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                           Consolidated Statement of Cash Flows
                                                                      (Note 12)

Six months ended June 30, 1996
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                    $  293,196
----------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation                                                 22,737
        Gain on foreign currency transactions                        (6,954)
        Deferred income taxes                                        79,000
        Foreign currency translation adjustment and other            70,638
        (Increase) decrease in:
           Receivable from factors                                  (73,601)
           Accounts receivable                                      176,203
           Receivable from Collage                                 (488,548)
           Inventories                                              153,403
           Prepaid expenses                                        (456,608)
           Deferred plantation management costs                     (62,299)
           Other current assets                                     (94,237)
           Other assets                                             (62,813)
        Increase (decrease) in:
           Accounts payable, accruals and other                     575,832
           Income taxes payable                                      91,000
-------------------------------------------------------------------------------
              Total adjustments                                     (76,247)
-------------------------------------------------------------------------------
              Net cash provided by operating activities             216,949
-------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                     (44,042)
   Purchase of treasury stock                                      (479,825)
-------------------------------------------------------------------------------
              Net cash used in investing activities                (523,867)
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Loans payable to related parties                                 525,113
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           218,195
Cash and cash equivalents, beginning of period                            -
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $  218,195
-------------------------------------------------------------------------------

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                                 Summary of Accounting Policies


Organization and Business  Essential Resources, Inc. ("Essential"), through its wholly-owned subsidiaries, Collage International Health Pty Ltd. ("Collage International Health") and Essential Nature Products Pty Ltd. ("Essential Nature Products"), collectively referred to hereinafter as the "Company", develops, markets and distributes a wide variety of health, nutritional, beauty-aid and lifestyle products derived from the extracts and tissues of Asian-Pacific region plants, flowers and animals. The Company's products are sold primarily in duty-free and tax-free stores in Australia, New Zealand, Korea, Japan, Egypt, Qatar and the United Kingdom.



Business Acquisition       Effective January 1, 1996, Essential, which had no
                           assets and liabilities nor any previous operations, acquired certain assets, primarily inventories, receivables and fixed assets, and the operations of Collage International Pty Ltd. ("Collage"), an
                           Australian company, for 448,148 shares (on a post-split basis) of its common stock with a fair value equal to the historical cost of the assets acquired. For financial reporting purposes, Collage was deemed to be the acquiring entity and the transaction is accounted for as a recapitalization of Collage.

                           Since the Company had no operations prior to its acquisition by Collage, pro forma revenues and net income as if the acquisition had occurred at earlier dates would be the same as Collage's historical operations results. However, based on the 448,148 shares issued in the acquisition accounted for as a recapitalization, Collage's earnings per share for the six months ended December 31, 1995 and the year ended June 30, 1995 should be computed based on 448,148 shares outstanding. Accordingly, earnings per common share for the six months ended December 31, 1995 and the year ended June 30, 1995 were $.25 and $.01, respectively.

Principles of
Consolidation              The consolidated financial statements include the

                           accounts of Essential, and its wholly-owned
                           Australian subsidiaries, Essential Nature Products and Collage International Health. All significant intercompany balances and transactions have been eliminated on consolidation.

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                                 Summary of Accounting Policies



Change in Fiscal Year      In January 1996, the Company elected to change from a
                           December 31 to a June 30 year-end to correspond to the fiscal year of its Australian subsidiaries.

Earnings Per
Common Share               Primary and fully diluted earnings per common share
                           are computed using the treasury stock method, modified for stock options outstanding in excess of 20% of the total outstanding shares of common stock.
                           Under this method, the aggregate number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of the outstanding options and warrants, unless the effect on earnings is anti-dilutive. The assumed proceeds are used to repurchase shares of common stock at the average market value during the period to a maximum of 20% of the shares outstanding. The balance of the proceeds, if any, is used to reduce outstanding debt and invest in treasury bills with the assumed interest expense savings and interest income being added to the results of operations for the reported period.

                           Fully diluted earnings per share also reflects the assumed use of proceeds from the hypothetical exercise of options to purchase common stock at the ending market price for the reported period.


Use of Estimates           The preparation of financial statements in conformity
                           with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories                Inventories are valued at the lower of cost or
                           market. Cost for raw materials and finished goods are determined by the first-in, first-out (FIFO) method.

                                                    Essential Resources, Inc.
                                                             and Subsidiaries

                                               Summary of Accounting Policies



Property, Plant and
Equipment                  Assets are stated at cost. Depreciation and
                           amortization is computed over the estimated useful lives of the assets on the straight-line method for financial reporting purposes.

Foreign Currency
Translation                The Company's subsidiaries in Australia use the
                           Australian dollar as the functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation as a separate component of stockholders' equity titled, "Foreign currency translation adjustments."

Export Grants              Grants received from the Australian government
                           relating to expenses incurred in connection with export market development are recognized as income when conditions for receipt are met.



Taxes on Income            The Company accounts for income taxes in accordance
                           with the provisions of Statement of Financial
                           Accounting Standards No. 109, "Accounting for Income
                           Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

                           Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                           The Company does not provide taxes on unremitted earnings of its Australian subsidiaries since the Company's intention is to indefinitely reinvest these earnings.

                                                  Essential Resources, Inc.
                                                           and Subsidiaries

                                             Summary of Accounting Policies

Fair Value of Financial
Instruments                The carrying value of financial instruments at June
                           30, 1996, including cash, trade and other receivables, accounts payable, other payables and loans payable to related parties, approximate fair value due to the timing of expected settlement of these financial instruments.

Recent Accounting
Pronouncements             In March 1995, the Financial Accounting Standards
                           Board ("FASB") issued Statement of Financial
                           Accounting Standards ("Statement No. 121"),
                           "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The
                           Company will adopt Statement No. 121 as of July 1,
                           1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

                           In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") which establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of Statement No. 123 by disclosing the pro forma net income and pro forma net income per share amounts, assuming the fair value method was adopted

                           July 1, 1996. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows.

                                                     Essential Resources, Inc.
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements


    1.   Receivables from
         Factors The Company factors a significant portion of its trade accounts receivable, with recourse, up to maximums established by the factors for individual accounts.



    2.   Inventories       Inventories are summarized as follows:


June 30, 1996
-------------------------------------------------------
Raw materials                                $117,141
Packaging and supplies                        108,140
Finished goods                                104,316
-------------------------------------------------------
   Total                                     $329,597
-------------------------------------------------------



    3.   Property, Plant
         and Equipment     Property, plant and equipment are summarized by major
                           classifications as follows:


June 30, 1996
------------------------------------------------------------
Plant and equipment                                $40,765
Display equipment                                   31,978
Office equipment                                    10,065
Furniture and fixtures                               7,703
Motor vehicles                                       2,066
------------------------------------------------------------
                                                    92,577
Less:  Accumulated depreciation                     16,286

------------------------------------------------------------
                                                   $76,291
------------------------------------------------------------

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                     Notes to Consolidated Financial Statements


    4.   Investment in
         Queensland
         Essential Oils
         Limited During January 1996, the Company acquired 390,000 shares of Queensland Essential Oils Limited ("Queensland Oils"), representing an 11.1% interest in exchange for 70,910 shares (on a post-split basis) of the Company's common stock. Queensland Oils, an Australian company, is a producer of tea tree oil. The investment is carried at cost.

                           In June 1996, the Company entered into an agreement to acquire an additional 27% interest in Queensland Oils for approximately $537,000, payable over a period of approximately two years. Since the acquisition of the 27% interest is subject to approval by Queensland Oils' stockholders and such approval has not yet been obtained, the additional investment and the $537,000 payable, not reflected in the accompanying consolidated balance sheet.

    5.   Dividends Payable The Company declared dividends on June 14, 1996, payable on July 15, 1996, of $.025 per share of common stock (on a post-split basis) for the quarter ended June 30, 1996. On September 12, 1996, dividends payable on October 30, 1996 of $.05 per share of common stock (on a post-split basis) were declared.

    6.   Commitments and
         Contingencies


                           (a) In August 1996, the Company entered into an agreement to purchase 200,000 kilograms of tea tree oil annually for a period of ten years.

                           (b)     The Company has an oral agreement (which

                                   terminates in April 1997) to purchase for approximately $1,000,000 the 246.8 acres of plantation land currently being leased by Queensland Oils. Closing is subject to execution of an agreement satisfactory to the Company, delivery of clear title to the property and the securing of Australian Government Foreign Investment Review Board approval (Australian law prohibits ownership of land by foreign corporations without government approval). The Company does not currently possess sufficient funds for this purchase and is currently seeking equity and/or asset based financing to purchase the property. There can be no assurance that the Company will be able to obtain such funding.

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                     Notes to Consolidated Financial Statements



                           (c) The Company leases approximately 30,000 square feet of manufacturing, warehouse, distribution and office space in New South Wales, Australia. The lease expires in 1999.

                                   Future minimum annual rental payments for the Australian properties are approximately as follows:


Year  ended June 30,
-------------------------------------------------------------------
1997                                                     $105,000
1998                                                      110,000
1999                                                      112,000
-------------------------------------------------------------------



                                   Rent expense for the six months ended June
                                   30, 1996 amounted to approximately $66,000.

                           (d)     The Company has entered into several
                                   agreements which provide for consulting, marketing, promotional and advertising services. The agreements are primarily for a period of one year commencing July 1, 1996 and provide for total fees of approximately $790,000. Approximately $375,000 has been prepaid at June 30, 1996.

                                   One of the consultants, who received $270,000 of prepayments, loaned the Company $150,000 in August 1996, repayable the earlier of the closing of any public or private debt or equity offering of the Company's securities or February 27, 1997. The loan bears interest at the rate of 10% per annum. The Company granted the consultant warrants to purchase 150,000 shares of common stock at a price equal to the price of any warrants issued in connection with any public offering.

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                     Notes to Consolidated Financial Statements



    7.   Stockholders'
         Equity            Stock Split

                           On August 14, 1996, the Company's Board of Directors approved a two-for-one split of the common stock. The additional shares resulting from the stock split were distributed on September 23, 1996, to all stockholders of record at the close of business on August 26, 1996. The consolidated balance sheet as of June 30, 1996 and the consolidated statement of stockholders' equity for the six months ended June 30, 1996 reflect the recording of the stock split as if it had occurred on January 1, 1996. Further, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts and stock option data have been restated for all periods to reflect the stock split.

    8.   Stock Option Plan
                           In April 1996, the Company established The Essential Resources, Inc. Stock Option Plan (the "Stock Option Plan") which provides for the issuance of up to

                           3,850,000 shares of common stock upon exercise of incentive and nonqualified stock options. The Stock Option Plan may be administered by the Board of Directors or by a stock option committee of the Board of Directors (the "Committee"). Incentive stock options are granted under the Stock Option Plan to employees generally on the basis of the recipient's responsibilities and the achievement of performance objectives. Subject to the limitations set forth in the Stock Option Plan, the Board or the Committee has the authority to determine when the options may be exercised and vest. Under the Stock Option Plan, the per share exercise price may not be less than 100% of the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the per share exercise price must be at least 110% of the fair market value on the date of grant and the term may not be longer than five years. As of June 30, 1996, options to purchase 2,000,000 shares at $2.50 per share, exercisable through March 31, 2001, were outstanding. Subsequent to June 30, 1996, options of directors and of current and proposed directors and officers to purchase 700,000 shares (350,000 shares at $2.62 per share and 350,000 shares at $3.25 per share exercisable through July 9 and October 7, 2001, respectively,) have been granted.

                                                    Essential Resources, Inc.
                                                             and Subsidiaries

                                   Notes to Consolidated Financial Statements



    9.   Related Party
         Transactions      (a)     At June 30, 1996, the Company has loans
                                   payable of $525,113 to stockholders with interest at 10% per annum. The loans are repayable on the earlier of any public or private offering of the Company's securities or at the discretion of the Board of Directors. Subsequent to June 30, 1996, the
                                   Company borrowed an additional $254,000 from the stockholders.


                           (b) In January 1996, the Company acquired assets consisting of inventories, receivables, plant and equipment from Collage in consideration of the issuance of 448,148 shares of common stock. In June 1996, Collage agreed to transfer 238,662 of such shares to the Company in consideration of the Company's assumption of payment of certain trade payables of Collage totalling approximately $479,825 which has been classified as treasury stock at June 30, 1996. At June 30, 1996, $98,860 of such payables are classified as long-term since certain vendors have agreed to accept payment from the proceeds of sale of the treasury shares. In addition, in July 1996, Collage pledged the balance (185,338) of its shares of the Company's common stock as security for monies owed by Collage to the Company for purchases of goods totalling $488,548. The $488,548 receivable from Collage, a stockholder, has been classified as a reduction of stockholders' equity at June 30, 1996. Under the agreement the Company is entitled to 1/7 of the 185,338 shares pledged each month commencing September 1996, for each month in which Collage fails to pay the Company for the indebtedness. Collage failed to pay the Company in September and October 1996 and, accordingly, the Company is entitled to 52,954 of such shares to date.

                                                   Essential Resources, Inc.
                                                            and Subsidiaries

                                  Notes to Consolidated Financial Statements


                           (c) In June 1996, the Company entered into an oral agreement to provide plantation management and operational support services to Queensland Oils for a period of 13 months from June 1, 1996 for an aggregate fee of $1,185,000. The agreement calls for the Company to plant 150 acres of tea tree plant seedlings by June 30, 1997. The oil will be produced during the fifteen months ending August 1997. The Company has agreed to accept payment from the proceeds of the sale of oil produced. The fee will be recognized as the fee is collected but not in excess of the amount recognizable under the percentage of completion method of accounting. Direct costs are being deferred and will be charged to operations based on dollar-for-dollar of the management fee recognized, with all costs charged to operations by June 30, 1997. At June 30, 1996, $62,299 of direct costs has been deferred. The costs of plantation management and operational support are expected to approximate $680,000 for this period.

                           (d) In January 1996, the Company acquired from a stockholder certain tea tree oil consumer product formulations for 290,912 shares of the Company's common stock. Upon review of the formulations provided, the Company considered that the representations as to the level of research and development required to bring them to market were greater than previously agreed. The Company and the stockholder agreed to rescind the agreement and negotiate a royalty agreement for the Company to pay approximately 5% on the lowest wholesale selling price. The royalty agreement is currently under negotiation.

                                                    Essential Resources, Inc.
                                                             and Subsidiaries

                                   Notes to Consolidated Financial Statements


                           (e) In January 1996, the Company entered into an agreement with Fame Decorator Agency Pty Ltd. ("FDA") to acquire 66,125 shares of Jeffries Industries Limited ("Jeffries Industries"), in consideration of the issuance of 360,844 shares of the Company's common stock. The understanding of the parties was that the Jeffries Industries shares were to be publicly tradeable on the Australian exchange. However, in the interim, Jeffries Industries filed for the Australian equivalent of bankruptcy reorganization, which, under Australian law, renders the shares of Jeffries Industries stock not publicly tradeable. Inasmuch as the agreement between the Company and FDA was to effectuate the exchange of the Company's shares for cash and such option became unavailable to the Company, the Company and FDA determined to rescind the agreement. Accordingly, in June 1996, the Company returned the Jeffries Industries shares to FDA and FDA returned the 360,844 shares of the Company's common stock, which shares were cancelled.

                           (f) The accompanying consolidated statement of operations for the six months ended June 30, 1996 does not include any compensation to any of the Company's executive officers since the Company did not pay and it did not accrue any compensation to them since it was not obligated to do so. Employment agreements for periods subsequent to June 30, 1996 are currently being negotiated.

   10.   Major Customer
         and Geographic
         Area Data         During the six months ended June 30, 1996,  sales to
                           one customer in Southeast Asia amounted to approximately $506,000 or 21.6% of total sales with no other customer representing more than 10% of total sales.

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                     Notes to Consolidated Financial Statements




                           Sales by geographic area for the six months ended June 30, 1996 were as follows:

------------------------------------------------------------------
Australia and New Zealand                                  38.8%
Southeast Asia                                             24.9
Mid-Asia                                                   17.8
North Africa                                                9.3
Japan                                                       8.2
United Kingdom and other                                    1.0
------------------------------------------------------------------
                                                          100.0%

------------------------------------------------------------------



                           All identifiable assets at June 30, 1996 were located in Australia.

   11.   Taxes on Income


Six months ended June 30, 1996
-----------------------------------------------------------------
Current                                                $ 91,000

Deferred                                                 79,000
-----------------------------------------------------------------
      Total                                            $170,000
-----------------------------------------------------------------

                           Since the Company derived all of its income in Australia, it is not subject to significant United States Federal taxes for the period ended June 30, 1996. A reconciliation of the provision for income taxes to the statutory U.S. rate is as follows:

------------------------------------------------------------------------------
Income taxes computed at the U.S.
   statutory rate                                  $162,000             35.0%
Effect of Australian tax rate                         5,000              1.1
Permanent differences                                 3,000               .6
------------------------------------------------------------------------------
                                                   $170,000             36.7%
------------------------------------------------------------------------------

                                                      Essential Resources, Inc.
                                                               and Subsidiaries

                                     Notes to Consolidated Financial Statements


                           Deferred income tax liabilities at June 30, 1996 are comprised of the following:


-----------------------------------------------------------------
Export grants                                           $34,000
Inventories                                              45,000
-----------------------------------------------------------------
                                                        $79,000
-----------------------------------------------------------------




                           At June 30, 1996, unremitted earnings of the Australian subsidiaries were approximately $293,000. Since it is the Company's intention to indefinitely reinvest these earnings, no taxes have been provided in respect of remittance of these earnings. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and Australian withholding taxes. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable. Australian withholding taxes of approximately $44,000 would be payable if the unremitted earnings as of June 30, 1996 were remitted to the Company.



   12.   Statements of     Supplemental Disclosures of Cash Flow Information
         Cash Flows

------------------------------------------------------------------------------
Cash paid during the six months ended June 30, 1996 for:

      Interest                                    $24,721

      Taxes                                             -
-----------------------------------------------------------



                           Supplemental Schedule of Noncash Investing and Financing Activities

                           During January 1996, the Company acquired an 11.1% investment in Queensland Oils in exchange for 70,910 shares of common stock.

                             COLLAGE INTERNATIONAL
                                  PTY LIMITED

                             FINANCIAL STATEMENTS

                               December 31, 1995

                            CONTENTS


REPORT OF CHARTERED ACCOUNTANTS . . . . . . . . . . . . . .      F-3

STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . .      F-4

STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . .      F-5

NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . .      F-6 - F-8

           Report of Independent Chartered Accountants

The Directors
Essential Resources, Inc.
West Orange, New Jersey 07052

We have audited the accompanying statements of income and cash flows of Collage International Pty Limited (the "Company") for the six months ended December 31, 1995 and the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Australia which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Collage International Pty Limited for the six months ended December 31, 1995 and the year ended June 30, 1995, in conformity with accounting principles generally accepted in the United States.


Hudson Croft Thomas
Chartered Accountants



Partner: Richard H. Hudson

Sydney, Australia
April 11, 1996

                      COLLAGE INTERNATIONAL PTY LIMITED

                           STATEMENTS OF OPERATIONS


                                                     Six Months       Year
                                                       Ended          Ended
                                                      12/31/95       6/30/95
                                                    -----------    -----------
Sales (Note 2 and 3)                                $ 1,456,183    $ 2,315,586
Cost of sales                                           477,549      1,169,962
                                                    -----------    -----------
                   GROSS PROFIT                         978,634      1,145,624

Expenses:
   Sales and marketing                                  157,091        503,593
   General and administrative                           329,709        396,596
   Bad debts                                            306,111        194,108
   Depreciation                                           7,586         15,025
                                                    -----------    -----------
                                                        800,497      1,109,322
                                                    -----------    -----------
                   OPERATING INCOME                     178,137         36,302

OTHER INCOME (EXPENSE)
   Interest income                                          490              0
   Interest expense                                      (7,020)       (25,658)
                                                    -----------    -----------
                                                         (6,530)       (25,658)
                                                    -----------    -----------

                   NET INCOME BEFORE INCOME TAXES       171,607         10,644

Income taxes (Note 5)                                    59,311          4,311
                                                    -----------    -----------
                   NET INCOME                       $   112,296    $     6,333
                                                    ===========    ===========

See Accompanying Notes to Financial Statements.

                      COLLAGE INTERNATIONAL PTY LIMITED


                           STATEMENTS OF CASH FLOWS


                                                     Six Months     Year
                                                      Ended         Ended
                                                      12/31/95     6/30/95
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $ 112,296    $   6,333
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                     7,586       15,025
        Changes in assets and liabilities:
          Accounts receivable                          (58,032)     (78,679)
          Inventory                                   (309,211)     (95,783)
          Accounts payable                             351,969       78,308
          Accrued expenses                              72,927       74,956
          Current portion of long-term debt              1,415       41,866
          Deferred tax benefit                          (7,904)     (63,662)
                                                     ---------    ---------
                           TOTAL ADJUSTMENTS            58,750      (27,969)
                                                     ---------    ---------
Net cash provided by (required for)
  operating activities                                 171,046      (21,636)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                (2,739)     (22,588)
   Proceeds from borrowing                                   0       26,396
   Repayment of debt                                  (133,847)           0
                                                     ---------    ---------
Net cash provided by (required for) investing
  activities                                          (136,586)       3,808

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                               1,256          530
                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH                         35,716      (17,298)

CASH AT BEGINNING OF PERIOD                              2,445       19,743
                                                     ---------    ---------

CASH AT END OF PERIOD                                $  38,161    $   2,445
                                                     =========    =========

See Accompanying Notes to Financial Statements.

                      COLLAGE INTERNATIONAL PTY LIMITED

                        NOTES TO FINANCIAL STATEMENTS

Note 1  Summary of Accounting Policies

        Business Activity

        Collage International Pty Limited (the "Company") is a proprietary limited company chartered in the State of New South Wales, Australia, for the purpose of manufacturing and distributing health products.


        Revenue Recognition

        Revenue is recognized upon shipment of products.


        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Foreign Currency Exchange Translation

        The Company operates from its headquarters in Sydney, Australia, with sales in many areas of the world. The accounting records are maintained using Australian dollars as the base currency. For purposes of these financial statements, cash and stockholders' equity amounts have been translated into US dollars at a published rate of exchange at the end of the fiscal periods presented. Revenue and expense amounts have been translated at a weighted average of published rates of exchange over the course of the periods presented.

        The applicable rates of exchange (United States cents per Australian Dollar) are as follows:

            December 31, 1995                                     .7436
            June 30, 1995                                         .7103
            June 30, 1994                                         .7295
            Weighted average for six months ended
              December 31, 1995                                   .7270
            Weighted average for year ended June 30, 1996         .7199

        Bad Debts

        Bad debts are accounted for using the direct write-off method. Expense is recognized only when a specific account is determined to be uncollectible. The effects of using this method approximate those of the allowance method.

        Inventories

        Inventories consist primarily of health product raw materials, finished goods and packaging materials; they are valued at the lower of cost (first-in, first-out basis) or market. Costs include materials, labor, and overhead.

                      COLLAGE INTERNATIONAL PTY LIMITED

        Property and Equipment

        Property and equipment are recorded at cost, expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and assets financed under capital leases are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are computed using straight-line and accelerated methods over the following useful lives:

                                                         Years
                                                         -----
              Plant and equipment . . . . . . . .        5-10
              Furniture and fixtures. . . . . . .        7
              Transportation equipment. . . . . .        5-10

        Income Taxes

        The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Note 2  Major Customer and Geographic Area Data


        Revenue from shipments in the six months ended December 31, 1995 and the year ended June 30, 1995 to the largest customer represented 14.9% and 21.0% respectively, of total revenue. Revenue from shipments in the six months ended December 31, 1995 and the year ended June 30, 1995 to the second largest customer represented 14.0% and 13.8% respectively, of total revenue.

        Sales by geographical area are as follows:

                                     Six months       Year
                                        Ended        Ended
                                      12/31/95      6/30/95
                                     ----------   ----------
                         Australia   $  408,841   $  340,678
                         Other        1,047,342      804,946
                                     ----------   ----------
                                     $1,456,183   $1,145,624
                                     ==========   ==========


        All identifiable assets at December 31, 1995 and June 30, 1995 were located in Australia.

                      COLLAGE INTERNATIONAL PTY LIMITED

Note 3  Related Party Transactions

        The Company sold the following amounts of products to duty free shops operated by a related party:

                                           Six months         Year
                                             Ended            Ended
                                            12/31/95         6/30/95
                                          -----------      -----------
                                          $   382,276      $   804,629
                                          ===========      ===========
              Percentage of Total Sales          34.8%            20.2%

Note 4  Leases

        Operating leases

        The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring through August 15, 1999. In addition, the Company leases equipment under noncancelable operating leases expiring through December 2, 1999. The minimum future rental commitments under operating leases are as follows:

          Year ending
          June 30,              Facilities  Equipment    Total
          -----------           ----------  ---------  --------
             1996  ...........   $ 85,844   $  8,913   $ 94,762
             1997  ...........     90,755     15,306    106,061
             1998  ...........     95,290     15,306    110,596
             1999  ...........    100,055     12,795    112,850
          Thereafter .........     16,948      5,132     22,080
                                ----------  ---------  --------

                                 $388,897   $ 57,452   $446,349
                                ==========  =========  ========

        Rental expense for all operating leases is $45,987 and $60,991 for the six months ended December 31, 1995 and the year ended June 30, 1995, respectively.


Note 5  Income Taxes

        A reconciliation of the provision for income taxes to the Australian statutory rate is as follows:

        Income taxes computed at
          the Australian statutory rate   $ 61,779      36.0%  $  3,832     36.0%
        Other                               (2,468)     (1.4)%      478      4.0%
                                          --------      ----   --------     ----
                                          $ 59,311      34.6%  $  4,311     40.0%
                                          ========             ========

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ESSENTIAL RESOURCES, INC.

                                       By: /s/ Phillip Cook
                                           ----------------------------------
                                           Phillip Cook
                                           President, Chief Executive
                                            Officer and Chairman of the Board

Dated:  October 28, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:



Name                          Title                                 Date
----                          -----                                 ----

/s/ Phillip Cook   President, Chief Executive Officer, Chief    October 28, 1996
-----------------    Financial Officer and Chairman of the
Phillip Cook         Board and a Director (Principal Executive
                     and Financial Officer)


/s/ Thomas Gaines    Director                                   October 28, 1996
-----------------
Thomas Gaines