Form 10QSB
period 1996-09-30
ESSENTIAL RESOURCES INC
filed 1996-12-18
CIK 881458

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act For the transition period from ________________ to ______________

Commission File Number 33-55254

                           Essential Resources, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Nevada                                         87-0485317
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
     incorporation)                                            No.)

412 Pleasant Valley Way, Suite 205, West Orange, NJ                   07052
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (201) 669-2809

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
                Class                                        December 12, 1996
------------------------------------                         -----------------
$.001 par value Class A Common Stock                         3,795,179 Shares

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                         Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

         Balance Sheets as of June 30, 1996 and September 30, 1996.......1

         Statement of Operations for the Three
           Months Ended September 30, 1996...............................2

         Statement of Stockholders' Equity for the Three Months
           Ended September 30, 1996......................................3

         Statement of Cash Flows for the Three
           Months Ended September 30, 1996...............................4

         Summary of Accounting Policies and
           Notes to Financial Statements.................................5

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......12

Part II. Other Information..............................................14

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                       June 30,    September 30,
                                                         1996          1996
                                                     ------------  -------------
                                                                    (Unaudited)
ASSETS
Current:

       Cash                                          $  218,195    $  107,771
       Receivables from factors                          73,601        58,795
       Accounts receivable                              148,496       431,094
       Inventories                                      329,597       681,183
       Prepaid expenses                                 456,608       470,467
       Deferred plantation management costs              62,299       120,357
       Other current assets                              94,237       106,012
                                                     ------------  -------------
                   Total current assets               1,383,033     1,975,679

                                                     ------------  -------------

Property, plant and equipment, at cost less
  accumulated depreciation                               76,291       286,319
Investment in Queensland Essential Oils Limited         133,250       141,969
Other assets                                             62,813       142,725
                                                     ------------  -------------
                                                     $1,655,387    $2,546,692
                                                     ------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable, accruals and other          $  477,152    $  748,164
       Income taxes payable                              91,000       123,543
       Loans payable to related parties                 525,113       271,355
       Loans payable                                                  300,000
       Dividends payable                                 52,376       112,744
       Current portion of capitalized lease obligations                29,031
       Deferred income taxes                             79,000        79,473
                                                     ------------  -------------

                   Total current liabilities          1,224,641     1,664,310
                                                     ------------  -------------
       Accounts payable, long-term                       98,680        27,980
       Capitalized lease obligations                                  132,848
                                                     ------------  -------------
                   Total liabilities                  1,323,321     1,825,138
                                                     ------------  -------------
Commitments and contingencies
Stockholders' equity

       Common stock, $.001par value -
       shares authorized 25,000,000; issued
       2,519,058 and 2,885,084 respectively               2,519         2,855
       Additional paid-in capital                       863,960     1,350,324
       Retained earnings                                370,182       314,954
       Foreign currency translation adjustment           63,778        21,794
       Receivable from Collage                         (488,548)     (418,756)
                                                     ------------  -------------
                                                        811,891     1,271,171
       Less:  Treasury stock, 238,662 shares
and 265,139 shares at cost respectively                (479,825)     (549,617)
                                                     ------------  -------------
                   Total stockholders' equity           332,066       721,554
                                                     ------------  -------------
                                                     $1,655,387    $2,546,692
                                                     ------------  -------------

           See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                     Three months ended September 30, 1996
                                  (UNAUDITED)

SALES                                                              $1,187,542

COST OF SALES                                                         509,877
                                                                   ----------
          GROSS PROFIT                                                677,665
                                                                   ----------
OPERATING EXPENSES:

      Selling, general and administrative                             590,911
      Depreciation                                                      9,268
                                                                   ----------
          TOTAL OPERATING EXPENSES                                    600,179
                                                                   ----------

          OPERATING INCOME                                             77,486

OTHER INCOME (EXPENSE):

      Export grant                                                     39,610
      Loss on foreign currency transactions                            (6,640)
      Interest expense                                                (20,940)
                                                                   ----------

          NET INCOME BEFORE INCOME TAXES                               89,516

INCOME TAXES                                                           32,000
                                                                    ----------
NET INCOME                                                         $   57,516
                                                                   ----------

Earnings per common share - primary and fully diluted                   $0.02
                                                                   ----------

Weighted average common shares outstanding                          2,382,121

Weighted average common stock equivalents outstanding (options)     1,802,844
                                                                   ----------
Weighted average common shares outstanding and weighted

      average common stock equivalents outstanding                  4,184,965
                                                                   ----------

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Three months ended September 30, 1996
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Foreign
                                        Common stock     Additional   Retained    currency     Receivable                  Total
                                     -----------------    paid-in     earnings   translation     from      Treasury    stockholders'
                                      Shares    Amount    capital     (deficit)   adjustment    Collage      stock         equity
------------------------------------------------------------------------------------------------------------------------------------
   Balance, July 1, 1996             2,519,058  $2,519   $  863,960   $370,182     $63,778     ($488,548)  ($479,825)    $332,066

   Net income for the period                                            57,516                                             57,516

   Foreign currency translation
     adjustment                                                                    (41,984)                               (41,984)

   Issuance of shares pursuant to
     conversion of debt                170,200     170      370,530                                                       370,700

   Issuance of shares pursuant to
     exercise of warrants              165,826     166      115,834                                                       116,000

   Dividends                                                          (112,744)                                          (112,744)
------------------------------------------------------------------------------------------------------------------------------------
                                     2,855,084   2,855    1,350,324    314,954      21,794      (488,548)   (479,825)     721,554

   Purchase of treasury stock                                                                     69,792     (69,792)

------------------------------------------------------------------------------------------------------------------------------------
   Balance September 30, 1996        2,855,084  $2,855   $1,350,324   $314,954     $21,794     ($418,756)  ($549,617)    $721,554
------------------------------------------------------------------------------------------------------------------------------------






                See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                     Three months ended September 30, 1996
                                  (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME                                                       $ 57,516
                                                                   ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:

     Depreciation                                                     9,268
     Loss on foreign currency transactions                            6,640
     Deferred income taxes                                              473
     Shares issued for services rendered                             23,200
     Foreign currency translation adjustment and other              (48,624)

     (Increase) decrease in:
        Receivable from factors                                      14,806
        Accounts receivable                                        (282,598)
        Inventories                                                (351,586)
        Prepaid expenses                                             78,941
        Deferred plantation management costs                        (58,058)
        Other current assets                                        (11,775)
        Other assets                                                (79,912)

     Increase (decrease) in:
        Accounts payable, accruals and other                        271,012
        Income taxes payable                                         32,543
                                                                   ----------
              Total adjustments                                    (395,670)
                                                                   ----------
              Net cash used in operating activities                (338,154)
                                                                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                      (57,417)

  Investment in Queensland Essential Oils                            (8,719)
                                                                   ----------
              Net cash used in investing activities                 (66,136)
                                                                   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                    (52,376)
  Loans payable                                                     346,242
                                                                   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           293,866
                                                                   ----------
NET DECREASE IN CASH                                               (110,424)
CASH, BEGINNING OF PERIOD                                           218,195
                                                                   ----------
CASH, END OF PERIOD                                                $107,771
                                                                   ----------



                See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                 SUMMARY OF ACCOUNTING POLICIES - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

Organization and Business         Essential Resources, Inc. ("Essential"),
                                  through its wholly- owned subsidiaries,
                                  Collage International Health Pty Ltd.
                                  ("Collage International Health") and Essential
                                  Nature Products Pty Ltd. ("Essential Nature
                                  Products"), collectively referred to
                                  hereinafter as the "Company", develops,
                                  markets and distributes a wide variety of health, nutritional, beauty-aid and lifestyle products derived from the extracts and tissues of Asian-Pacific region plants, flowers and animals. The Company's products are sold primarily in duty-free and tax-free stores in Australia, New Zealand, Korea, Japan, Egypt,
                                  Qatar and the United Kingdom.

Interim Financial Statements      The financial statements for the Company
                                  have been prepared in accordance with
                                  generally accepted accounting principles for

                                  interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the audited consolidated financial statements of the Company as of June 30, 1996.

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

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                 SUMMARY OF ACCOUNTING POLICIES - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

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

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                 SUMMARY OF ACCOUNTING POLICIES - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

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

Taxes on Income                   The Company does not provide taxes on
                                  unremitted earnings of its Australian
                                  subsidiaries since the Company's intention is to indefinitely reinvest these earnings.

Fair Value of
Financial Instruments             The carrying value of financial instruments at
                                  June 30, 1996, including cash, trade and other receivables, accounts payable, other payables and loans payable to related parties, approximate fair value due to the timing of expected settlement of these financial instruments.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

1. Receivables from Factors  The Company factors a significant portion of its trade accounts receivable, with recourse, up to maximums established by the factors for individual accounts.

2. Inventories               Inventories are summarized as follows:

                                               September 30, 1996  June 30, 1996
                                                  (Unaudited)
                             -------------------------------------------------
                             Raw materials           $ 375,536       $ 117,141
                             Packaging and supplies    154,645         108,140
                             Finished goods            151,002         104,316
                             -------------------------------------------------
                             Total                   $ 681,183       $ 329,597
                                                     =========       =========

3. Property, Plant and
Equipment                    Property, plant and equipment are summarized by
                             major classifications as follows:

                                               September 30, 1996  June 30, 1996
                                                  (Unaudited)
                             -------------------------------------------------
                             Plant and equipment      $ 49,864       $ 40,765

                             Display equipment          42,894         31,978
                             Office equipment           41,598         10,065
                             Furniture and fixtures     10,499          7,703
                             Motor vehicles              2,066          2,066
                             Equipment under capital
                             leases                    164,952
                             ------------------------------------------------
                                                       311,873         92,577
                             Less:
                             Accumulated depreciation   25,554         16,286
                                                      --------       --------
                             Total                    $286,319       $ 76,291
                                                      ========       ========

4. Dividends Payable         On September 12, 1996, dividends payable on October
                             30, 1996 of $.05 per share of common stock (on a post-split basis) were declared.

5. Commitments and
   Contingencies         (a) In August 1996, the Company entered into an
                             agreement to purchase 200,000 kilograms of tea tree oil annually for a period of ten years.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

                         (b) The Company has an oral agreement (which terminates
                             in April 1997) to purchase for approximately
                             $1,000,000 the 248.6 acres of plantation land currently being leased by Queensland Oils. Closing is subject to execution of an agreement satisfactory to the Company, delivery of clear title to the property and the securing of Australian Government Foreign Investment Review Board approval (Australian law prohibits ownership of land by foreign corporations without government approval). The Company does not currently possess sufficient funds for this purchase and is currently seeking equity and/or asset based financing to purchase the property. There can be no assurance that the Company will be able to obtain such funding.

                         (c) The Company entered into a sales agreement as of
                             November 15, 1996 with C.B. & P. Pty Ltd.

                             ("C.B.P."), which is an overseas wholly-owned subsidiary of China National Export Bases Development Corporation, a state owned enterprise of the Peoples Republic of China. The contract covers the period November 15, 1996 to February 15, 1998 (a total of 27 months) for the supply principally of Omega-3 oil capsules under the Company's brand -Mother Nature. The initial order is for approximately $1,600,000 which is scheduled to be shipped in December 1996. The agreement provides for a minimum purchase of $3,750,000 for the first 15 months of the agreement.

6. Stockholders' Equity      Stock Split

                             On August 14, 1996, the Company's Board
                             of Directors approved a two-for-one split of the common stock. The additional shares resulting from the stock split were distributed on September 23, 1996, to all stockholders of record at the close of business on August 26, 1996. The consolidated balance sheet as of September 30, 1996 and the consolidated statement of stockholders' equity for the three months ended September 30, 1996 reflect the recording of the stock split as if it had occurred on January 1, 1996. Further, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts and stock option data have been restated for all periods to reflect the stock split.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

7. Related Party
   Transactions              In January 1996, the Company acquired assets
                             consisting of inventories, receivables, plant and equipment from Collage in consideration of the issuance of 448,148 shares of common stock. In June
                             1996, Collage agreed to transfer 238,662 of such shares to the Company in consideration of the Company's assumption of payment of certain trade payables of Collage totalling approximately
                             $479,825 which has been classified as treasury

                             stock at June 30, 1996. At September 30, 1996, $27,980 of such payables are classified as long-term since certain vendors have agreed to accept payment from the proceeds of sale of the treasury shares. In addition, in July 1996, Collage pledged the balance (185,338) of its shares of the Company's common stock as security for monies owed by Collage to the Company for purchases of goods totalling $488,548. The $488,548 receivable from Collage, a stockholder, has been classified as a reduction of stockholders' equity at June 30, 1996. Under the agreement the Company is entitled to 1/7 of the 185,338 shares pledged each month commencing September 1996, for each month in which Collage fails to pay the Company for the indebtedness. Collage failed to pay the Company in September and October and, accordingly, the Company is entitled to 52,954 of such shares to date which have been classified as treasury stock as of September 30, 1996. In addition, the allocable portion of the receivable from Collage has been reclassified to treasury stock.

                             The accompanying consolidated statement of operations for the three months ended September 30, 1996 does not include any compensation to the Company's Chief Executive Officer since the Company did not pay and it did not accrue any compensation to him since it was not obligated to do so. An employment agreement for the period subsequent to September 30, 1996 is currently being negotiated.

Statements of Cash Flows     Supplemental Disclosures of Cash Flow Information:
                             -------------------------------------------------
                             Cash paid during the three months ended September
                             30, 1996 for:

                             Interest            $19,500
                             Taxes               -

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

                             Supplemental Schedule of Non-Cash Investing and Financing Activities:


                             Capital lease obligations of $161,879 were incurred for equipment during the three months ending September 30, 1996.

                             During the quarter ended September 30, 1996 the Company issued 170,200 shares pursuant to conversion of debt in the amount of $370,700 and issued 165,826 shares pursuant to the exercise of warrants for services rendered in the quarter ($23,200) and services to be rendered in later quarters ($92,800).

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

           Effective January 1, 1996 the Company acquired certain assets of Collage in a transaction accounted for as a reverse acquisition. The following discussion and analysis of financial condition and results of operations are for the three month period ending September 30, 1996 (post acquisition) compared to the three month period ending September 30, 1995 (pre-acquisition).

(dollars in thousands)    Three months ending     Three months ending
                          September 30, 1996      September 30, 1995
                              (Unaudited)             (Unaudited)
                          -------------------------------------------
Sales                         $  1,187                $    728

Cost of Sales                      510                     239
                               -------                --------
Gross Profit                       677                     489

Operating Expenses                 600                     400
                               -------                --------
Operating Income                    77                      89

Other Income/(Expense)              12                      (3)
                               -------                --------


Net Income Before Taxes             89                      86

Income Taxes                        32                      30
                               -------                --------
Net Income                    $     57                $     56
                               =======                ========

           Results of Operations

           Operating revenues increased by approximately $459,000 (62.9%) for the three months ended September 30, 1996 as compared to the same period ended September 30, 1995. The increase in sales was primarily to sales to additional customers, in particular Korean Airlines, as a result of increased sales and marketing efforts.

           The net increase in gross margin of approximately $188,000 resulted from an increase in gross margin from additional sales of approximately $262,000 offset by a reduction in gross margin percentage of approximately $74,000. The reduction in the gross margin percentage was due to the pricing strategies utilized to increase sales volume to new customers. The Company anticipates sustaining the gross margin for the three months ending September 30, 1996 as the Company grows in revenues.

           Operating expenses increased by approximately $200,000 due primarily to an increase in sales and marketing expenses to support additional sales and marketing efforts to generate sales.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                 AS OF SEPTEMBER 30, 1996 AND FOR THE PERIODS
                ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED

           Other income and expenses increased by approximately $15,000 primarily due to an increase in income from export grants.

           Liquidity and Capital Resources

           The Company's working capital increased by $152,000 from June 30, 1996 to September 30, 1996 primarily due to an increase in current assets of approximately $592,000 offset by an increase in current liabilities of approximately $271,000.

           The increase in current assets consisted primarily of an increase in accounts receivable by approximately $283,000 and an increase in inventory of $350,000 offset by a reduction in cash of $110,000. The increase in current liabilities were primarily due to an increase in accounts payable by approximately $271,000, a decrease in loans to related parties by $257,000 (principally as a result of converting of a $300,000 stockholder loan, net of additional advances of $46,000). In addition, the Company received loans of $300,000 for the three months ended September 30, 1996.

           Accounts payable, long-term was reduced by $70,700 due to a vendor accepting the Company's stock in payment.

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

Part II.     Other Information

             Item 1.  Legal Proceedings - None

             Item 2.  Changes in Securities - None

             Item 3.  Defaults upon Senior Securities - None

             Item 4.  Submission of Matters to a Vote of Securityholders - None

             Item 5.  Other Information - None

             Item 6.  Exhibits and Reports to Form 8-K

                      (a) Exhibits

                          Exhibit 1. Distributorship Agreement between Collage International Health Pty and C.B. & P. Pty Ltd

                      (b) Reports on Form 8-K - None

                  ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES


SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Essential Resources, Inc.              December 12, 1996
-------------------------
Registrant

By: /s/ Phillip G. Cook
    -------------------
    Phillip G. Cook
    President, Chief Executive
    Officer, Chief Financial
    Officer and Chairman of the
    Board and a Director (Principal
    Executive and Financial Officer)