Form 10QSB
period 1996-12-31
ESSENTIAL RESOURCES INC
filed 1997-04-21
CIK 881458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1996

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act For the transition period from ________________ to ______________

Commission File Number 33-55254

                            Essential Resources, Inc.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                             87-0485317
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
     incorporation)                                              No.)

661 Palisades Avenue, Englewood Cliffs, New Jersey              07632
--------------------------------------------------            ---------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (201) 567-9004

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
             Class                                         April 16, 1997
------------------------------------                      -----------------

$.001 par value Class A Common Stock                      3,674,018 Shares

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

         Balance Sheets as of June 30, 1996 and December 31, 1996............  1
         Statement of Operations for the Six

           Months and Three Months Ended December 31, 1996...................  2
         Statement of Stockholders' Equity for

           Six Months Ended December 31, 1996................................  3
         Statement of Cash Flows for the Six Months

           Ended December 31, 1996...........................................  4
         Summary of Accounting Policies and

           Notes to Financial Statements.....................................  5

         Item 2.  Management's Discussion and Analysis of

                    Financial Condition and Results of Operations............ 13

Part II. Other Information................................................... 16

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                          June 30,          December 31,
                                                                                            1996               1996
                                                                                       ----------------   --------------
                                                                                                            (Unaudited)

ASSETS
Current:
       Cash                                                                            $       218,195    $      167,363
       Receivables from factors                                                                 73,601            92,715
       Accounts receivable                                                                     148,496           189,532
       Inventories                                                                             329,597           657,440
       Prepaid expenses                                                                        456,608           758,611
       Deferred plantation management costs                                                     62,299           182,731
       Deferred acquisition costs                                                                                236,771
       Other current assets                                                                     94,237           241,040
                                                                                       ----------------   ---------------
                   Total current assets                                                      1,383,033         2,526,203
                                                                                       ----------------   ---------------

Property, plant and equipment, at cost less accumulated depreciation                            76,291           275,590
Investment in Queensland Essential Oils Limited                                                133,250           142,578
Other assets                                                                                    62,813           116,998
                                                                                       ----------------   ---------------
                                                                                       $     1,655,387    $    3,061,369
                                                                                       ----------------   ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable, accruals and other                                            $       477,152    $      841,455
       Income taxes payable                                                                     91,000           171,000
       Loans payable to related parties                                                        525,113           450,828
       Loans payable                                                                                             478,558
       Dividends payable                                                                        52,376            52,668
       Current portion of capitalized lease obligations                                                           29,031
       Deferred income taxes                                                                    79,000           135,000
                                                                                       ----------------   ---------------
                   Total current liabilities                                                 1,224,641         2,158,540
                                                                                       ----------------   ---------------
       Accounts payable, long-term                                                              98,680            27,980
       Capitalized lease obligations                                                                             126,880
                                                                                       ----------------   ---------------
                   Total liabilities                                                         1,323,321         2,313,400
                                                                                       ----------------   ---------------

Commitments and contingencies
Stockholders' equity
       Common stock, $.001par value - shares authorized 25,000,000; issued
         2,519,058 and 4,098,018 respectively                                                    2,519             4,098
       Additional paid-in capital                                                              863,960         3,270,901
       Retained earnings                                                                       370,182            47,308
       Foreign currency translation adjustment                                                  63,778            27,858
       Receivable from Collage                                                                (488,548)         (209,378)
       Receivable from stockholder                                                                            (1,633,823)
                                                                                       ----------------   ---------------
                                                                                               811,891         1,506,964
       Less:  Treasury stock, 238,662 shares and 344,569 shares at cost respectively          (479,825)         (758,995)
                                                                                       ----------------   ---------------
                   Total stockholders' equity                                                  332,066           747,969
                                                                                       ----------------   ---------------
                                                                                       $     1,655,387    $    3,061,369
                                                                                       ----------------   ---------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                               Three                Six
                                                                                               Months             Months
                                                                                               Ended               Ended
                                                                                            December 31,        December 31,
                                                                                                1996               1996
                                                                                          -----------------  ------------------

SALES                                                                                             $885,770          $2,073,312

COST OF SALES                                                                                      284,697             794,574
                                                                                          -----------------  ------------------
          GROSS PROFIT                                                                             601,073           1,278,738
                                                                                          -----------------  ------------------

OPERATING EXPENSES:

      Selling, general and administrative                                                          771,606           1,362,517

      Depreciation                                                                                  19,932              29,200
                                                                                          -----------------  ------------------
          TOTAL OPERATING EXPENSES                                                                 791,538           1,391,717
                                                                                          -----------------  ------------------

          OPERATING LOSS                                                                          (190,465)           (112,979)

OTHER INCOME (EXPENSE):

      Export grant                                                                                  39,780              79,390

      Loss on foreign currency transactions                                                         (8,876)            (15,516)

      Interest expense                                                                              (4,085)            (25,025)
                                                                                          -----------------  ------------------

          NET LOSS BEFORE INCOME TAXES                                                            (163,646)            (74,130)

INCOME TAXES - Australia                                                                           104,000             136,000

                                                                                          -----------------  ------------------

NET LOSS                                                                                         ($267,646)          ($210,130)
                                                                                          -----------------  ------------------

Loss per common share                                                                               ($0.08)             ($0.08)
                                                                                          -----------------  ------------------


Weighted average common shares outstanding                                                       3,160,311           2,770,790
                                                                                          -----------------  ------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Six months ended December 31, 1996

                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Foreign
                                                  Common stock             Additional                 currency      Receivable
                                             ------------------------       paid-in      Retained    translation      from
                                               Shares         Amount        capital      earnings    adjustment      Collage
------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1996                        2,519,058        $2,519        $863,960     $370,182      $63,778      ($488,548)

Net loss for the period                                                                  (210,130)

Foreign currency translation

  adjustment                                                                                           (35,920)

Issuance of shares pursuant to

  conversion of debt                           170,200           170         370,530

Net issuance of shares pursuant to

  exercise of options                        1,392,060         1,392         352,605

Receivable from stockholder                                                1,633,823

Issuance of shares for

  consulting services                           16,700            17          49,983


Dividends                                                                                (112,744)

------------------------------------------------------------------------------------------------------------------------------
                                             4,098,018         4,098       3,270,901       47,308       27,858       (488,548)

Purchase of treasury stock                                                                                            279,170

------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                    4,098,018        $4,098      $3,270,901      $47,308      $27,858      ($209,378)
------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------

                                             Receivable                          Total
                                                from           Treasury      stockholders'
                                             stockholder        stock            equity
------------------------------------------------------------------------------------------

Balance, July 1, 1996                                         ($479,825)        $332,066

Net loss for the period                                                         (210,130)

Foreign currency translation

  adjustment                                                                     (35,920)

Issuance of shares pursuant to

  conversion of debt                                                             370,700

Net issuance of shares pursuant to

  exercise of options                                                            353,997

Receivable from stockholder                   (1,633,823)

Issuance of shares for

  consulting services                                                             50,000


Dividends                                                                       (112,744)

-----------------------------------------------------------------------------------------
                                              (1,633,823)      (479,825)         747,969

Purchase of treasury stock                                     (279,170)

-----------------------------------------------------------------------------------------
Balance December 31, 1996                    ($1,633,823)     ($758,995)        $747,969
-----------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Six
                                                                            Months
                                                                            Ended
                                                                          December 31,
                                                                             1996
                                                                       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

     NET LOSS                                                               ($210,130)
                                                                       ---------------

     Adjustments to reconcile net loss to net cash used in operating activities:

            Depreciation                                                       29,200
            Deferred income taxes                                              56,000
            Foreign currency transactions and adjustments                     (35,920)
            (Increase) decrease in:
               Receivable from factors                                        (19,114)
               Accounts receivable                                            (41,036)
               Inventories                                                   (327,843)
               Prepaid expenses and other current assets                     (281,849)
               Deferred plantation management costs                          (120,432)
               Other assets                                                   (54,185)
            Increase in:
               Accounts payable, accruals and other                           364,572
               Income taxes payable                                            80,000
                                                                       ---------------
                    Total adjustments                                        (350,607)
                                                                       ---------------
                    Net cash used in operating activities                    (560,737)
                                                                       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                             (66,620)
     Investment in Queensland Essential Oils                                   (9,328)
                                                                       ---------------
                    Net cash used in investing activities                     (75,948)
                                                                       ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                          (112,452)
     Loans payable                                                            704,273
     Capital lease payments                                                    (5,968)
                                                                       ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     585,853
                                                                       ---------------
NET DECREASE IN CASH                                                          (50,832)
CASH, BEGINNING OF PERIOD                                                     218,195
                                                                       ---------------
CASH, END OF PERIOD                                                    $      167,363
                                                                       ---------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                  SUMMARY OF ACCOUNTING POLICIES - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

Organization and Business              Essential Resources, Inc. ("Essential"),
                                       through its wholly- owned subsidiaries,
                                       Collage International Health Pty Ltd.
                                       ("Collage International Health"),
                                       Essential Nature Products Pty Ltd.
                                       ("Essential Nature Products"), Essential
                                       Family Care, Inc. ("Essential Family")
                                       and Essential Care USA, Inc. ("Essential
                                       Care") collectively referred to
                                       hereinafter as the "Company", develops,
                                       markets and distributes a wide variety of health, nutritional, beauty-aid and lifestyle products derived from the extracts and tissues of Asian- Pacific region plants, flowers and animals. The
                                       Company's products are sold primarily in duty-free and tax-free stores in
                                       Australia, New Zealand, Korea, Japan,
                                       Egypt, Qatar and the United Kingdom.

                                       Essential Family obtained the exclusive
                                       manufacturing and distribution rights for infant and toddler products under the Lamaze brandname and is currently developing numerous products for distribution and sale under that trademark.

Interim Financial Statements           The financial statements for the Company
                                       have been prepared in accordance with
                                       generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
                                       Article 10 of Regulation S- X.
                                       Accordingly, they do not include all of
                                       the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                                       (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
                                       Operating results for the six month
                                       period ended December 31, 1996 are not
                                       necessarily indicative of the results
                                       that may be expected for the year ended

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

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                  SUMMARY OF ACCOUNTING POLICIES - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

Principles of Consolidation            The consolidated financial statements
                                       include the accounts of Essential,
                                       Essential Care and Essential Family, and its wholly-owned Australian subsidiaries,
                                       Essential Nature Products and Collage
                                       International Health. All significant
                                       intercompany balances and transactions
                                       have been eliminated on consolidation.

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

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

                  SUMMARY OF ACCOUNTING POLICIES - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

Property, Plant and Equipment          Assets are stated at cost. Depreciation
                                       and amortization is computed over the
                                       estimated useful lives of the assets on
                                       the straight-line method for financial
                                       reporting purposes.

Foreign Currency Translation           The Company's subsidiaries in Australia
                                       use the Australian dollar as the
                                       functional currency and translate all
                                       assets and liabilities at period-end
                                       exchange rates, all income and expense
                                       accounts at average rates and record
                                       adjustments resulting from the
                                       translation as a separate component of
                                       stockholders' equity titled, "Foreign
                                       currency translation adjustments."

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

Fair Value of
Financial Instruments                  The carrying value of financial
                                       instruments at December 31, 1996,
                                       including cash, trade and other
                                       receivables, accounts payable, other

                                       payables and loans payable to related
                                       parties, approximate fair value due to
                                       the timing of expected settlement of
                                       these financial instruments.

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

1.      Receivables from Factors       The Company factors certain of its trade
                                       accounts receivable, with recourse, up to maximums established by the factors for individual accounts.

2.      Inventories                    Inventories are summarized as follows:

                                                              June 30, 1996      December 31, 1996
                                                                                     (Unaudited)
                                       -----------------------------------------------------------
                                       Raw materials             $117,141            $ 249,484
                                       Packaging and supplies     108,140              180,834
                                       Finished goods             104,316              227,122

                                       -----------------------------------------------------------
                                       Total                     $329,597            $ 657,440
                                                                 ========            =========

3.      Property, Plant and
        Equipment                      Property, plant and equipment are
                                       summarized by major classifications as
                                       follows:

                                                                  June 30, 1996    December 31, 1996
                                                                                      (Unaudited)
                                       -------------------------------------------------------------
                                       Plant and equipment            $40,765           $ 47,429
                                       Display equipment               31,978             47,649
                                       Office equipment                10,065             46,965
                                       Furniture and fixtures           7,703             16,749
                                       Motor vehicles                   2,066              2,051
                                       Equipment under capital
                                        leases                                           166,233
                                       -------------------------------------------------------------
                                                                       92,577            321,076
                                       Less:

                                         Accumulated depreciation      16,286             45,486
                                                                      -------           --------

                                       Total                          $76,291           $275,590
                                                                      =======           ========

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

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

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

                                   (c) The Company entered into a sales
                                       agreement as of November 15, 1996 with
                                       C.B. & P. Pty Ltd. ("C.B.P."), which is
                                       an overseas wholly-owned subsidiary of
                                       China National Export Bases Development
                                       Corporation, a state owned enterprise of the Peoples Republic of China. The contract covers the period November 15, 1996 to February 15, 1998 (a total of 27 months) for the supply principally of
                                       Omega-3 oil capsules under the Company's brand - Mother Nature. The agreement provides for a minimum purchase of $3,750,000 for the first 15 months of the agreement. As a result of changes in the Peoples Republic of China approval policies in December 1996, the initial shipment of $1,600,000 has been rescheduled to commence June 1997. There can be no assurances that the Company will obtain these approvals on a timely basis, or at all, which could result in further delays in shipments or an inability for the Company to fulfill the sales agreement.

6.      Stockholders' Equity           Stock Split

                                       On August 14, 1996, the Company's Board
                                       of Directors approved a two-for-one split of the common stock. The additional shares resulting from the stock split were distributed on September 23, 1996, to all stockholders of record at the close of business on August 26, 1996. The consolidated balance sheet as of December 31, 1996 and the consolidated statement of stockholders' equity for the six months ended December 31, 1996 reflect the recording of the stock split as if it had occurred on January 1, 1996.

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

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

7.      Related Party
        Transactions                   In January 1996, the Company acquired
                                       assets consisting of inventories,
                                       receivables, plant and equipment from

                                       Collage in consideration of the issuance of 448,148 shares of common stock. In June 1996, Collage agreed to transfer 238,662 of such shares to the Company in consideration of the Company's assumption of payment of certain trade payables of Collage totalling approximately $479,825 which has been classified as treasury stock at June 30, 1996. At December 31, 1996, $27,980 of such payables are classified as long-term since certain vendors have agreed to accept payment from the proceeds of sale of the treasury shares. In addition, in July 1996, Collage pledged the balance (185,338) of its shares of the Company's common stock as security for monies owed by Collage to the Company for purchases of goods totalling $488,548. The $488,548 receivable from Collage, a stockholder,
                                       has been classified as a reduction of
                                       stockholders' equity at December 31,
                                       1996. Under the agreement the Company is entitled to 1/7 of the 185,338 shares pledged each month commencing September 1996, for each month in which Collage fails to pay the Company for the indebtedness. Collage failed to pay the Company for the payments due September 1996 to December 1996 and, accordingly, the Company is entitled to 105,907 of such shares to date which have been classified as treasury stock as of December 31, 1996. In addition, the allocable portion of the receivable from Collage has been reclassified to treasury stock.

                                       The accompanying consolidated statement
                                       of operations for the six months ended
                                       December 31, 1996 does not include any
                                       compensation to the Company's Chief
                                       Executive Officer since the Company did
                                       not pay and it did not accrue any
                                       compensation to him since it was not
                                       obligated to do so. An employment
                                       agreement for the period subsequent to
                                       December 31, 1996 is currently being
                                       negotiated.

                                       On November 25, 1996, Mr. Cook, the
                                       Company's

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

                                       Chairman agreed to tender warrants to
                                       purchase 1,587,143 shares of Common
                                       Stock, exercisable at a price of $2.50
                                       per share until March 31, 2001, in
                                       exchange for 653,529 shares of the
                                       Company's Common Stock. Such tender was
                                       made in consideration of the Company's
                                       agreement to accept payment for the
                                       653,529 shares pursuant to the terms of a ten-year 8.5% promissory note in the principal amount of $1,633,822.50. In January 1997, Mr. Cook pledged such shares to Lionhart Global Appreciation Fund ("Lionhart") to secure payment of the Lionhart Debentures and certain other obligations under the Company's agreement with Lionhart.

8.      Subsequent Events
        Sale of Convertible Debentures

        In January 1997, the Company sold a total of $1,750,000 of Convertible Debentures due January 15, 2000, to Lionhart. The Debentures bear interest at the rate of 8% per annum, payable monthly. The Debentures are convertible into shares of Common Stock commencing 75 days after the closing at a price equal to the lesser of $2.681 or 70% of the closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All Debentures not sooner converted are automatically convertible into shares of the Company's Common Stock three years after the closing date. In connection with the transaction, Lionhart also received warrants to purchase a total of 652,174 shares of Common Stock, exercisable at a price of $4.60, until January 15, 2000. Lionhart also received certain registration rights in connection with the shares of Common Stock issuable upon conversion of the Debentures and upon exercise of the Lionhart Warrants. Payment of the Debentures and other obligations arising as a result of the transaction is secured by 485,529 shares of the Company's Common Stock owned by the Company's Chairman. The Company has the right to redeem the Debentures at any time after April 14, 1997.


9.      Statements of Cash Flows       Supplemental Disclosures of Cash Flow
                                       Information:
                                       -------------------------------------
                                       Cash paid during the six months ended
                                       December 31, 1996 for:

                                       Interest            $25,025
                                       Taxes               -

                                       Supplemental Schedule of Non-Cash
                                       Investing and Financing Activities:
                                       ---------------------------------

                                       Capital lease obligations of $161,879
                                       were incurred for equipment during the
                                       six months ending December 31, 1996.

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

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

                                       During the quarter ended December 31,
                                       1996 (i) the Company issued 1,462,857
                                       options to consultants for services to be rendered in conjunction with the completion of specific projects. The valuation of these options were calculated to be $465,871 and are classified as deferred costs; (ii) the Company issued 1,226,234 shares pursuant to the exercise of warrants; and (iii) an additional 16,700 shares for consulting services rendered in the quarter ($30,000) and services to be rendered in later quarters ($20,000).

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

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

(dollars in           Three months    Six months   Three months    Six months
thousands)               ending         ending        ending         ending
                      December 31,   December 31,  December 31,   December 31,
                          1996           1996          1995           1995

                                            (Unaudited)
                      -------------------------------------------------------
Sales                   $  886          $2,073         $  728        $1,456


Cost of Sales              285             795            239           478
                        ------          ------         ------        ------

Gross Profit               601           1,278            489           978
                                                                     ------

Operating Expenses         791           1,391            400           800
                        ------          ------         ------        ------

Operating
Income/(Loss)             (190)           (113)            89           178

Other
Income/(Expense)            27              39             (3)           (7)
                        ------          ------         ------        ------

Net Income/(Loss)
Before Taxes              (163)            (74)            86           171
                        ------          ------         ------        ------

Income Taxes -
Australia                  104             136             30            59
                        ------          ------         ------        ------

Net Income/(Loss)       $ (267)         $ (210)        $   56        $  112
                        ======          ======         ======        ======



               Results of Operations

        Sales increased by approximately $617,000 (42.3%) and approximately $158,000 (21.7%) for the six month and three month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995. The increase in sales was primarily due to sales to additional customers, in particular Korean Airlines, as a result of increased sales and marketing efforts by the Company.

        The gross profit percentage declined by 10% for both the six month and three month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995. The reduction in gross margin was due to the Company's pricing strategies to increase sales to new

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

customers as well as existing customers. This strategy enabled the Company to increase gross margin contribution by approximately $300,000 (30.7%) and approximately $112,000 (22.9%) for the six month and three month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995.

        Operating expenses increased by approximately $591,000 (73.9%) and approximately $391,000 (97.8%) for the six month and the three month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995. The increase in expenses were primarily due to the increase in sales and marketing efforts for existing geographical regions and the commencement of marketing efforts in the United States through the Company's wholly owned subsidiary, Essential Care and Essential Family commencing November 1996 in connection with the development of products to be distributed under the Lamaze trademark which the Company obtained in November 1996. The three months ended December 31, 1996 includes a management fee of $75,000 charged to Australian operations by Essential Resources, Inc. for administration, operational and financial services. The expenses attributable to the Company's sales and marketing efforts in the United States represented $320,00 of the $391,000 increase for the comparable three months ended December 31, 1996 versus December 31, 1995.

        The Company's net income before income taxes for the Australian export business increased by $197,000 (87.7%) and decreased by $24,000 (75.0%) for the six month and the three month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995. The increases were primarily attributable to the increase in gross profit as described above.

        Net income before income taxes decreased by $245,000 and by $249,000 for the six month and the three month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995 primarily due to initial sales and marketing expenses for the development of the United States markets.


               Liquidity and Capital Resources

        The Company's working capital increased by approximately $209,000 from June 30, 1996 to December 31, 1996 primarily due to an increase in current assets of $1,143,000, which includes $236,771 of deferred charges relating to the completion of a specific project, offset by an increase in current liabilities of $934,000.

        The increase in current assets from June 30, 1996 to December 31, 1996 consisted primarily of an increase in inventory of $327,000, an increase in prepaid expenses of $302,000 and an increase in deferred acquisition costs of $236,771 (as explained above). The increase in current liabilities consisted primarily of an increase in accounts payable of $364,000 and an increase in loans payable of $478,558.

        On November 25, 1996, Mr. Cook, the Company's Chairman agreed to tender warrants to purchase 1,587,143 shares of Common Stock, exercisable at a price of $2.50 per share until March

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION
                   AS OF DECEMBER 31, 1996 AND FOR THE PERIODS
                  ENDED DECEMBER 31, 1995 AND 1996 IS UNAUDITED

31, 2001, in exchange for 653,529 shares of the Company's Common Stock. Such tender was made in consideration of the Company's agreement to accept payment for the 653,529 shares pursuant to the terms of a ten-year 8.5% promissory note in the principal amount of $1,633,822.50. In January 1997, Mr. Cook pledged such shares to Lionhart to secure payment of the Lionhart Debentures and certain other obligations under the Company's agreement with Lionhart.

         In January 1997, the Company received net proceeds of a private placement of $1,750,000. See Note 8 - Subsequent Events.

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

                     (a) Exhibits - None

                     (b) Reports on Form 8-K - None

                   ESSENTIAL RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Essential Resources, Inc.                                      April 16, 1997
-------------------------
Registrant

By: /s/ Phillip G. Cook
   ----------------------
   Phillip G. Cook
   President, Chief Executive
   Officer, Chief Financial
   Officer and Chairman of the
   Board and a Director (Principal
   Executive and Financial Officer)